Form 10-K
period 1995-09-30
PRICE T ROWE REALTY INCOME FUND I
filed 1995-12-22
CIK 752743

     SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549


     FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1995

     Commission file number 0-14308

     Exact name of registrant as specified in its charter: T. ROWE PRICE REALTY INCOME FUND I, A NO-LOAD LIMITED PARTNERSHIP

     State or other jurisdiction of incorporation or organization: Maryland

     I.R.S. Employer Identification Number: 52-1363144

     Address and zip code of principal executive offices: 100 East Pratt Street, Baltimore, Maryland 21202


     Registrant's telephone number, including area code: 1-800-638-5660

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

     Title of Class:  Units of Limited Partnership Interest


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
     such filing requirements for the past 90 days. Yes    X           No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant is not determinable because there is no public trading market for the Units of Limited Partnership Interest.


     DOCUMENTS INCORPORATED BY REFERENCE.

     Prospectus of the Partnership dated December 7, 1984, File Number 2-93160 and supplement to the Prospectus dated April 24, 1985 filed with the Commission pursuant to Rule 424(c) are incorporated in Parts I, III and IV by reference. Annual Report to Limited Partners of the Partnership for the fiscal year ended September 30, 1995 dated November 10, 1995 and filed with the Commission as Exhibit 13 is incorporated in Parts II and IV by reference.


     Index to Exhibits is located on page 24.

     T. ROWE PRICE REALTY INCOME FUND I,
     A NO-LOAD LIMITED PARTNERSHIP


                                        INDEX
                                                                            Page

     PART I.

           Item 1.  Business                                                   4
           Item 2.  Properties                                                11
           Item 3.  Legal Proceedings                                         11
           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                   12

     PART II.

           Item 5.  Market for the Partnership's Limited Partnership          12
                       Interests and Related Security Holder Matters
           Item 6.  Selected Financial Data                                   13
           Item 7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    15
           Item 8.  Financial Statements and Supplementary Data               19
           Item 9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                    19

     PART III.

          Item 10.  Directors and Executive Officers of Registrant            19
          Item 11.  Executive Compensation                                    22
          Item 12.  Security Ownership of Certain Beneficial Owners           23
                       and Management
          Item 13.  Certain Relationships and Related Transactions            23

     PART IV.

          Item 14.  Exhibits, Financial Statement Schedules and               24
                       Reports on Form 8-K

     PART I


     Item 1. Business

     T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership (the "Partnership"), was formed on August 31, 1984, under the Maryland Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real estate properties. On December 7, 1984, the Partnership commenced an offering of $100,000,000 of Limited Partnership Units ($1,000 per Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-93160) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") as supplemented on April 24, 1985 (the "Supplement") sets forth a complete description of the business of the Partnership in the sections entitled "Investment Objectives" and "Fund Policies," on pages 19-29 of the Prospectus which pages are incorporated by reference herein. The Gross Proceeds from the offering, combined with the contribution of $10,000 from the Initial Limited Partners totaled $90,622,000. The offering terminated in May 1985, and no additional Units will be sold. As of December 15, 1995 there were 17,758 Limited Partners.

     In December of 1991, LaSalle Advisors Limited Partnership ("LaSalle") entered into a contract with the Partnership and T. Rowe Price Realty Income Fund I Management, Inc. (the "General Partner") to perform day-to-day management and real estate advisory services for the Partnership under the supervision of the General Partner and its Affiliates. LaSalle's duties under the contract include disposition and asset management services, including recordkeeping, contracting with tenants and service providers, and preparation of financial statements and other reports for management use. The General Partner continues to be responsible for overall supervision and administration of the Partnership's operations, including setting policies and making all disposition decisions, and the General Partner and its Affiliates continue to provide administrative, advisory, and oversight services to the Partnership. Compensation to LaSalle from the Partnership consists of accountable expense reimbursements, subject to a fixed maximum amount per year. All other compensation to LaSalle is paid out of compensation and distributions paid to the General Partner by the Partnership.

     The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable. In the current period, three of the Partnership's properties were responsible for 15% or more of revenues from operating activities. Montgomery Executive Center provided 27%, The Business Park provided 17%, and Royal Biltmore provided 15%. In fiscal 1994, two properties were responsible for 15% or more of revenues from operating activities: Montgomery Executive Center provided 28%, and The Business Park provided 15%. In fiscal 1993, only Montgomery Executive Center was responsible for 15% or more of revenues from operations, providing 25% thereof.

     The Partnership currently owns the properties set forth in Schedule III to this Report, "Consolidated Real Estate and Accumulated Depreciation," which is incorporated by reference herein and contains information as to acquisition date and total cost of each of the properties. In all cases the interests were purchased for cash, and in all cases land and improvements are owned 100% in fee simple. Additional information regarding these properties, including size and percentage leased as of September 30, 1995, is set forth in Exhibit 28(b) to this Report, "Real Estate Investments," which is incorporated by reference herein. A brief narrative description of each property the Partnership currently owns follows.

     Spring Creek (Richardson, Texas)

     The Spring Creek building is one of eight similarly designed research and development buildings that collectively comprise the Spring Creek Business Park, located in the high-tech area of Richardson, Texas. This 51,000 square foot property became 100% leased in May 1993 when the single tenant, JM Computers, expanded (as required per their lease) into the entire building. In 1993 the Partnership approved a plan submitted by LaSalle for the disposition of Spring Creek, and in 1995 began actively marketing the property for sale. In connection therewith the property's valuation allowance which was established in 1993 has been adjusted to $1,437,000 as of fiscal year-end 1995. This allowance is based on management's estimate of the net realizable proceeds of such a sale.

     The Spring Creek building is part of the Richardson Tech Corridor industrial submarket which is situated along Dallas' Far North Central Expressway. This area has the highest concentration of high technology companies in the Dallas-Ft. Worth marketplace including such firms as Texas Instruments, MCI, EDS, DSC Communications, and Convex. The current submarket vacancy of 10% is down somewhat from last year's 12% vacancy rate. The market has continued to show signs of strengthening with positive absorption for technology and warehouse space. Thus, rental rates have risen approximately 6% over the previous year.

     This property competes in the Richardson/Plano flex space submarket which totals approximately 8.0 million square feet. Within that submarket, it competes directly with a group of facilities ranging from 35,000 square feet to 108,000 square feet. All are located within a one mile radius of Spring Creek. Market rates are quoted between $3.55 to $4.55 per square foot per year for warehouse space and between $6.25 and $7.00 per square foot for flex space. Market rates for flex space such as that offered by

     Spring Creek are expected to continue to rise. The tenant at Spring Creek is currently paying $5.25 per square foot per year, and under the terms of the lease the rental payments increase to $5.50 in 1996. The lease expires in 1999.

     Airport Perimeter Business Center  (College Park, Georgia)

     This property consists of three multi-tenant office/service/warehouse buildings containing just under 121,000 square feet and is situated on 9.2 acres of land immediately south of William B. Hartsfield Atlanta International Airport. This property is part of Airport Perimeter Business Park, a master-planned, commercial/industrial business park containing approximately 800,000 square feet of office/service/warehouse facilities on approximately 137 acres of land, with good access to major north-south and east-west Interstate highways. This parcel is also located in an area which has been targeted for the potential expansion of the Hartsfield Airport. Thus, the possibility exists that the Partnership might be forced to sell this property to a government agency to accommodate such an expansion. This uncertainty has made leasing the three buildings difficult and will continue to do so until the issue is resolved. In fiscal 1995, the Partnership recorded a provision for value impairment in connection with Airport Perimeter of $189,000. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of Airport Perimeter through future operations and sale. This determination was based upon current market conditions and future performance expectations of both the property and the Airport/South Atlanta market.

     The property is part of the approximately 15.8 million square foot Service and Distribution sectors of the Atlanta Airport/South Atlanta submarket which represents approximately 11% of Atlanta's total service and distribution space. This sector of the submarket absorbed around 50,000 square feet during the first six calendar months of 1995 as it captured around 2% of Atlanta's Service and Distribution absorption. Vacancy in the submarket declined slightly to approximately 7% from the previous year's 8%. In general, the distribution sector is substantially outperforming the Service Sector, which experienced a small net decrease in absorption. Airport Perimeter competes in both sectors. Absorption is expected to continue to be positive, primarily from expansion by existing tenants. For this reason, more speculative projects for this submarket are expected.
     Net effective rental rates for Class B space such as Airport Perimeter remained around last year's range of $2.50 to $3.75 per square foot, including taxes, insurance and utilities.

     Airport Perimeter Business Center gained two new tenants totaling 10,970 square feet, renewed five tenants (two of which expanded) totalling 34,003 square feet, lost one tenant who did not renew and one tenant due to financial problems for a total loss of 7,895 square feet. This resulted in a net increase in leased space of over 4,800 square feet. Thus, the property rose to a level of 80% leased at fiscal year end, versus 69% at the end of the prior fiscal year. The upcoming Olympics are expected to positively impact absorption, albeit for only a short time. Airport Perimeter has experienced difficulty in leasing due to the lingering possibility that the Partnership might be forced to sell this property to a government agency to accommodate an airport expansion. The Partnership does not know when the issue will be resolved.

     Montgomery Executive Center  (Gaithersburg, Maryland)

     This property consists of a six-story office building containing 117,200 square feet and is situated on 4.1 acres of land in the City of Gaithersburg, Maryland, 19 miles northwest of Washington, D.C. Montgomery Executive Center, whose tenants are principally engaged in providing services to the local business community, is located at the intersection of two major thoroughfares with direct access to Interstate 270, which in turn provides access to the Capital Beltway and the Washington metropolitan area.

     As of September 30, 1995, this property was 67% leased which was down 21 percentage points from last year due to the expiration of one major tenant lease and one smaller one, totalling 21,807 square feet. Renewals and expansions combined to total 22,603 square feet on four separate transactions, while 5,292 square feet of occupancy was lost due to tenant credit reasons and/or downsizing. The net impact of this activity was a decline in occupancy totalling 25,071 square feet.

     Montgomery Executive Center is in the Gaithersburg submarket and competes with 80 buildings totaling approximately 3.9 million square feet; it is part of a suburban office building market extending in both directions along Interstate 270, including the communities of Germantown to the north and Rockville to the south. The Gaithersburg submarket's net absorption for the past twelve months was approximately 140,000 square feet. This level of absorption is significantly better than the prior year's level which was negative and reflected the effects of IBM's reduction of its occupancy by 420,000 square feet. The current vacancy rate in the submarket has fallen from over 20% in the prior year to its current 18% level. Asking rental rates increased modestly during the year indicating that leasing momentum may be increasing in the marketplace and a further decline in vacancy may be on the horizon. Rates range from $14.00 per square foot including taxes, insurance, and operating expenses ("gross") for Class B space to $18.00 gross for Class A space. Montgomery Executive Center is generally considered to be among the best Class B space in the market and should begin to benefit from improving market conditions should they persist.

     Royal Biltmore  (Phoenix, Arizona)

     This property consists of a two story, garden style office building containing 71,000 rentable square feet and a parking garage containing 48,000 square feet. It is situated on 2.9 acres of land in the East Camelback Road Corridor ("Camelback Corridor") of Phoenix, Arizona. This area of Phoenix has benefited from the improved economic conditions in the region and the corresponding increase in demand for office space near executive housing. These factors have generated a great deal of investor interest in office properties in the Camelback Corridor causing values to rise. Accordingly the Partnership is considering offering the property for sale during fiscal 1996.

     With the signing of two new tenants totaling 2,807 square feet and renewals and/or expansions totaling 2,160 square feet, the property experienced only a two percentage point decline in occupancy over the past fiscal year.
     This decline in occupancy reflects the downsizing of one tenant and the Partnership's decision to market the vacant space at the highest possible rate as space in the marketplace has continued to become increasingly scarce.

     The Camelback Corridor office submarket contains approximately 5.7 million square feet of office space and demand has accelerated; positive absorption during the first six months of the calendar year of approximately 100,000
     square feet has been recorded.   This positive net absorption has reduced
     the market vacancy to approximately 11% as of June 30, 1995. Rents have risen sharply. Gross office rents in the market for better Class B space, such as Royal Biltmore, are currently stabilized in the $13.00 to $19.00 per square foot per year range, including taxes, insurance, and utilities versus a range of $13.00 to $16.00 per square foot the previous year.
     Rents are expected to continue to increase as vacancy rates decline.

     Springdale Commerce Center  (Santa Fe Springs, California)

     Springdale Commerce Center consists of two multi-tenant industrial/warehouse/distribution buildings, containing 144,000 square feet on 6.9 acres of land. It is located in the City of Santa Fe Springs, California, 13 miles southeast of downtown Los Angeles. Because of its central location, Santa Fe Springs is one of the primary industrial centers in the area with excellent access to major shipping routes.

     Springdale Commerce Center was 100% occupied as of September 30, 1995, unchanged from the prior year level. The one tenant lease which matured during the year (14,400 square feet) was renewed.

     The Santa Fe Springs submarket, of which the property is a part, is one of four major warehouse distribution centers in the greater Los Angeles basin. It represents over one-half of the Mid-Counties market which comprises approximately 99 million square feet of industrial space in parts of Los Angeles and Orange Counties. The Santa Fe Springs submarket consists primarily of small and medium sized, "master planned" business parks with a number of pockets containing older warehouse facilities. Most of the area was fully developed by the 1970's, and no new buildings have been constructed recently. The current vacancy level has declined to approximately 6% in this submarket versus approximately 8% the previous year.

     There are at least eight projects directly competitive to Springdale Commerce Center ranging in size from 12,000 square feet to just over 100,000 square feet. Class B rates in the market are being quoted in the range of $3.55 to $4.20 per square foot, including taxes, insurance, and utilities, with one month of free rent for each year of the lease term, approximately 5% over the prior year. Tenant improvement allowances are ranging from $1.50 to $4.50 per square foot. It appears that the market has begun to improve and with vacancy levels at their lowest point during the last several years, further upward pressure on rentals can be expected.

     Van Buren Industrial Center  (Phoenix, Arizona)

     Van Buren Industrial Center consists of five multi-tenant industrial warehouse/distribution buildings, containing 174,000 square feet, situated on 9 acres of land, ten minutes from central Phoenix and 20 minutes from the principal Phoenix airport.

     Van Buren Industrial Center was 92% leased as of September 30, 1995 equal to 1994's level. Leasing activity during the year was strong as over 50,000 square feet of new tenancy and 14,000 square feet of renewals offset 64,000 square feet of expirations.

     Van Buren Industrial Center is located in the Southwest submarket of the Phoenix metro industrial market. The property's occupancy level is comparable to the approximately 93% average occupancy level for 8 directly competitive multi-tenant projects representing 1.2 million square feet of warehouse/distribution space. The current submarket occupancy is 5 percentage points better than the prior year and reflects continued improvement in the Phoenix area economy and the corresponding increase in the demand for space. Market rents have also benefited from the improving economy, rising from a range of $2.90 - $3.50 per square foot per year in 1994 to a range of $3.24 - $3.84 per square foot per year for 1995. Investor interest in industrial space remains high and the continued improvement in the Phoenix area markets has drawn considerable attention and put upward pressure on values. Accordingly, the General Partner is considering a sale of the property during fiscal 1996, but no firm decision has yet been made.

     The Business Park  (Gwinnett County, Georgia)

     The Business Park is located in Gwinnett County, Georgia, approximately 17 miles northeast of downtown Atlanta. The Business Park consists of eight multi-tenant office/warehouse buildings, containing just over 157,000 square feet, situated on 13 acres of land. It is located in a suburban area known as the "Peachtree Corridor," which contains a wide selection of business facilities and homes in a park-like setting. In fiscal 1995, the Partnership recorded a provision for value impairment in connection with The Business Park of $165,000. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of The Business Park through future operations and sale. This determination was based upon current market conditions and future performance expectations of both the property and the Atlanta office/warehouse market.

     As of September 30, 1995, The Business Park was 92% leased. The property experienced a six percentage point increase in occupancy during the year primarily due to the signing of seven new tenants totaling 22,500 square feet. Additionally, ten tenants renewed and/or expanded. Only two tenants totaling 5,400 square feet vacated upon expiration and one 2,500 square foot tenant was lost after it defaulted on its lease obligations.

     The Peachtree Corridor is part of the Gwinnett/I-85 Corridor submarket of Atlanta, which contains approximately 9.7 million of Service center space and makes up The Business Park's competitive area. Activity marketwide has been very strong with net absorption during the first six months of 1995 totaling 353,000 square feet. Net absorption in this market is expected to continue improving as tenants from other Atlanta sub-markets continue to relocate to this submarket due to its superior highway access. As a result, build to suit and speculative construction of distribution buildings, which began in fiscal 1994, is expected to also continue. Activity related to the upcoming Olympic games has also contributed to the increase in absorption, but this is only expected to be of effect over the short term. Net effective rents in the market for Class A space such as The Business Park have increased to $5.00 a square foot, up dramatically from 1994's level.

     Newport Center Business Park, Buildings 1 and 2  (Deerfield Beach, Florida)

     This property consists of two multi-tenant office/light industrial buildings containing just over 62,000 square feet, and is situated on approximately 5.9 acres of land. Newport Center is located in the City of Deerfield Beach, Florida, immediately south of Palm Beach County and the City of Boca Raton. It is part of the Newport Center Business Park, a 119 acre development which includes research and development facilities, warehousing, and corporate offices as well as two hotels.

     As of September 30, 1995, this property was 93% leased, which was up from the 89% occupancy a year ago. This is primarily due to the signing of two new tenants totaling 5,500 square feet. These gains were partially offset by the loss of one 1,300 square foot tenant who vacated after its lease expired and one 2,000 square foot tenant who experienced financial
     difficulties.   In addition seven tenants totalling 17,300 renewed their
     leases.

     Newport Center compares favorably to its competition in the Boca Raton submarket of the South Florida market. This submarket contains approximately 5.5 million square feet of office and flex-space, approximately 12% of which is vacant as of September 30, 1995, down significantly from the prior year's level. Net absorption for the first six calendar months of the year totaled approximately 106,000 square feet. Over the past year, office/service rents have increased to around $8.00 - $10.00 gross per square foot, $1.00 per square foot higher than 1994 on both ends of the range. Concessions are minimal and "as is" deals are frequently being made on second generation space.

     The Newport Center/Deerfield area is attractive to developers as it is close to I-95 and the Turnpike, and is a good location for covering a tri-county area business. Inexpensive land is being bought up and build-to-suit facilities are being built, but no speculative construction is anticipated in the immediate future.

     Employees

     The Partnership has no employees and, accordingly, the General Partner, the Partnership's investment adviser, LaSalle, and their affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership, and operating and selling the Partnership's properties. The General Partner, LaSalle, and their affiliates receive compensation in connection with such activities, as described above. Compensation to the General Partner and its affiliates and the terms of transactions between the Partnership and the General Partner and its Affiliates are set forth in Items 11. and 13. below, to which reference is made for a description of those terms and the transactions involved.

     Item 2. Properties

     The Partnership owns the properties discussed in Item 1, to which reference is made for the name, location and description of each property. See also Schedule III to the Financial Statements of the Partnership, which is filed hereinwith as Exhibit 99(c). All properties were acquired on an all-cash basis.

     Item 3. Legal Proceedings

     The Partnership is not subject to any material pending legal proceedings.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.


     PART II


     Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At December 15, 1995, there were 17,758 Limited Partners. There is no public market for the Units, and it is not anticipated that a public market for the Units will develop. T. Rowe Price Investment Services, Inc. ("Investment Services") provides certain information to investors which may assist Limited Partners desiring to sell their Units, but provides only ministerial services in connection with such transactions. Since this arrangement does not constitute a market for the Units, it is possible that no prospective purchaser will be willing to pay the price specified by a prospective seller. The Partnership will not redeem or repurchase the Units.

     In 1987 Congress adopted certain rules concerning "publicly traded partnerships". The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to existing partnerships until the year 2006. Due to the nature of the Partnership's income and to the low volume of transfers of Units, it is not anticipated that the Partnership will be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations.

     Cash distributions declared to the Limited Partners during the two most recent fiscal years are as follows:


              Distribution for the                 Amount of
                  Quarter Ended             Distributions per Unit

                  December 31, 1993                 $ 4.00
                  March 31, 1994                    $37.00
                  June 30, 1994                     $ 4.00
                  September 30, 1994                $ 5.00
                  December 31, 1994                 $ 4.00
                  March 31, 1995                    $ 4.00
                  June 30, 1995                     $ 4.00
                  September 30, 1995                $18.00

     All of the foregoing distributions were paid from cash flows from operating activities with the exception of the distribution for the quarter ended March 31, 1994, which included a distribution of $33.00 per Unit representing a portion of the sale proceeds of Corporate Square, the distribution for the quarter ended September 30, 1994, which included a distribution of $1.00 per Unit representing a portion of the sale proceeds of Corporate Square, and the distribution for the quarter ended September 30, 1995 which included a distribution with $9.00 per Unit representing previously retained proceeds from the sales of Corporate Square and Dupont Business Park and also includes cash flow from operating activities for prior quarters of 1995.

     There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership, annexed to the prospectus as Exhibit A thereto. Reference is made to Item 7 below, for a discussion of the Partnership's ability to continue to make future distributions.

     At the end of the 1995 fiscal year, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed and approved by an independent professional appraiser. The estimated investment value of limited partnership Units resulting from this process is $424 per Unit. After a $9 per unit distribution for the September 1995 quarter representing a portion of the sales proceeds of Corporate Square and Dupont Business Park, and after the distribution of prior quarter operating cash flows, the estimated valuation is $411 per unit. There is no assurance that Units can be sold at a price equal to this estimated value, and this valuation is not necessarily representative of the value of the Units when the Partnership ultimately liquidates its holdings.

     Item 6. Selected Financial Data

     The following table sets forth a summary of the selected financial data for the Partnership.

                              Years Ended September 30,
                    (Dollars in thousands except per-unit amounts)

                        1995       1994      1993

     Assets at year
      end              $46,133    $47,844  $52,710
     Revenues          $ 6,043    $ 5,993  $ 6,339
     Net income (loss) $     8    $   165  $(6,610)
     Net income (loss)
      per L.P. Unit    $  0.08    $  1.64  $(65.65)
     Cash distributions
     paid to:
      Limited Partners $ 1,540    $ 4,440  $ 1,541
      General Partner  $   165    $   286  $   171


                         1992       1991

     Assets at year
       end             $61,260    $68,272
     Revenues          $ 6,542    $ 7,033
     Net income (loss) $(3,012)   $   434
     Net income (loss)
      per L.P. Unit    $(29.91)   $  4.31
     Cash distribution
      paid to:
      Limited Partners $ 3,987    $ 2,900
      General Partners $   305    $   322

     NOTES:

     1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

     2. The figures above for Assets at year end and Net income (loss)include provisions for value impairment of $189 for Airport Perimeter, and $165 for the Business Park in 1995, $365 for the Business Park in 1994, $1,682 for Royal Biltmore and $495 for The Business Park in 1993, and $489 for Spring Creek and $2,629 for Royal Biltmore in 1992. These figures also include valuation allowance adjustments for Spring Creek of $193 in 1995, and for Spring Creek and Corporate Square in 1994 of $(119) and $(248), respectively, and for Spring Creek and Corporate Square in 1993 of $1,363 and $3,499, respectively.

     3. The figures above for Net income (loss) per Limited Partnership Unit include $(5.43)per Unit attributable to the provisions for value impairment and valuation allowances discussed at note 2 above in 1995, and $.02 per Unit attributable to the provision for value impairment and valuation allowances discussed at note 2 above in 1994, $(69.91) per Unit in 1993, and $(30.97) in 1992.

     Distributions declared per unit of limited partnership interest from fiscal 1991 through fiscal 1995 were as follows:

                   Year Ended         Distributions per Unit

               September 30, 1991           $32.00
               September 30, 1992           $41.00
               September 30, 1993           $16.00
               September 30, 1994           $50.00
               September 30, 1995           $30.00

     All of the foregoing distributions were paid from cash flows from operating activities with the exception of the distributions for 1992, which included $21.00 of proceeds from the sale of Dupont, the distributions for 1994, which included $34.00 of proceeds from the sale of Corporate Square, and the distributions for 1995, which included $9.00 of proceeds from the sale of Corporate Square and Dupont Business Park.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Liquidity and Capital Resources

     The Partnership sold 90,612 Units for a total of $90,612,000. Combined with the initial contribution of $10,000 from the Initial Limited Partners, the total Limited Partners' capital contributions were $90,622,000. The offering was terminated in May 1985 and no additional Units will be sold. After deduction of organizational and offering costs of $5,212,617, the Partnership was left with $85,409,383 available for investment.

     The Partnership originally purchased ten properties on an all-cash basis, completing the initial acquisition phase of its business plan, and has sold two property investments, its interest in Dupont and the Corporate Square property. The initial cost of the Partnership's current real estate investments was $67,024,000. Subsequent to acquisition of the properties, the Partnership has incurred $8,425,000 in additional capital costs for these properties. The Partnership has also recorded provisions for value impairments, and valuation allowances totalling $7,451,000. Accumulated depreciation and amortization equals $25,613,000. Therefore, investment in real estate after accumulated depreciation, amortization and valuation allowances for financial reporting purposes is $42,385,000 as of September 30, 1995.

     The Partnership expects to incur capital expenditures during fiscal 1996 totaling approximately $945,000 for tenant improvements, lease commissions, and other major repairs and improvements; the majority of these expenditures are dependent on the execution of leases with new and renewing tenants. These capital costs have been high in recent years, primarily due to high tenant improvement and leasing commission costs resulting from leasing concessions made in depressed market conditions. The level of these expenses is expected to decrease over the near term, if market conditions continue to improve. In addition, the Partnership anticipates a lower volume of gross leasing in 1996, due to improved tenant credit quality.

     The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that year-end cash balances and cash generated from operating activities in 1996 will be adequate to fund the Partnership's current investing and operating needs. Based on current expectations, Management expects distributions from operating activities will be $4.75 per Unit per quarter for the first three quarters of fiscal 1996, with an adjustment to this rate in the fourth quarter, if necessary, to reflect operating results.

     As of September 30, 1995, the Partnership held cash and cash equivalents aggregating $2,832,000, an increase of $229,000 from the prior year end. This increase resulted primarily because of the retention of operating cash flows during the fiscal year, substantially all of which were distributed after fiscal year-end. Net cash provided by operating activities increased by $457,000 from 1994, primarily due to improved operating results. Net cash provided by investing activities decreased by $3,423,000, primarily because the Partnership received the proceeds of the Corporate Square sale in 1994, and did not sell a property in 1995. Cash used in financing activities decreased by $3,021,000, reflecting the lower distributions during the current year.

     Operations

     1995 v. 1994

     Rental income from properties owned during all of fiscal 1995 was up $317,000 over 1994, and expenses, excluding the effect of the Corporate Square sale and valuation adjustments, were down $62,000. Without the adjustments, net income from these properties' operations would have increased by $379,000 over last year to $555,000. Corporate Square, which was sold in January 1994, contributed $264,000 to rental income and $234,000 to net income in fiscal 1994 and nothing in the current fiscal year. In addition, the carrying values of three properties still owned declined a total of $547,000. At Airport Perimeter, an initial permanent value impairment of $189,000 was recorded, while at the Business Park there was permanent impairment of $165,000 in addition to $860,000 of impairment recorded in 1993 and 1994. Spring Creek, which the Partnership is trying to sell, incurred a net downward valuation adjustment of $193,000. (This property had previously recorded $489,000 of permanent impairment in 1992, and a total of $1,244,000 of net valuation allowances in 1993 and 1994.)

     The biggest gain in rental income from the current portfolio of properties was experienced by Royal Biltmore, whose average leased status was up from 91% in fiscal 1994 to 98% this year, resulting in $123,000 of additional income. The Business Park, Springdale, and Newport Center also experienced higher leased levels, while rental rates being paid by new tenants at the first two properties were also up over those in prior leases.

     Bad debt expense was down or flat for all properties relative to 1994, with Montgomery and Newport Center showing the greatest improvement in tenant credit quality. Savings in this property operating expense category, excluding Corporate Square, totaled $71,000, and repairs and maintenance costs at Montgomery declined by $44,000 relative to last year. Increased tax assessments at The Business Park and Royal Biltmore more than offset the absence of taxes for Corporate Square, pushing real estate taxes higher. Excluding the effect of Corporate Square, depreciation on continuing properties remained flat. There were significant fluctuations on several properties (Newport Center down $120,000, Van Buren up $56,000, Montgomery Executive Center up $48,000, and Airport Perimeter up $17,000) resulting from variations in the write off of tenant improvements for vacating and expiring leases.

     Leases representing 23% of the portfolio's leasable square footage are scheduled to expire in fiscal 1996. These leases represented approximately 15% of the portfolio's rental income for fiscal 1995. This amount of potential lease turnover is normal for the types of properties in the portfolio, which, typically lease to tenants under three to five year leases. The overall portfolio occupancy was 89% as of the end of fiscal 1995. Management anticipates that occupancy levels will improve modestly in fiscal 1996. In most markets, newer leases are generally expected to reflect level to higher market rental rates in comparison to the rates of expiring leases.

     The Spring Creek property is the only single-tenant property in the Partnership's portfolio. The tenant in this property, JM Computers, accounted for substantially less than 10% of the Partnership's revenue in fiscal 1995, and is anticipated to achieve the same result in 1996. In addition, the Partnership is currently marketing the property for sale. The Partnership therefore does not expect any material adverse effect on total partnership revenue on account of this lease in 1996.

     As discussed in Item 1, above, Montgomery Executive Center accounted for 27% of the Partnership's revenue from operating activities in fiscal 1995. Leases covering 7% of the space in this property expire in 1995, and the property is currently 33% vacant. The Partnership expects that rents ultimately obtained on this space will in some cases be slightly lower than that received under the previous leases, which were executed several years ago in stronger markets. Expenditures for tenant improvement work are anticipated in connection with any new leases. The Partnership anticipates that approximately half the vacant space will be leased during fiscal 1996. Thus, revenues from Montgomery Executive Center are anticipated to decrease somewhat in the short term, but this decrease is not expected to have a material effect on total partnership revenue.

     Also as noted in Item 1 above, The Business Park provided 17% of the Partnership's revenue from operations in fiscal 1995. This property did well in renewing tenants whose leases expired in 1995, and conditions in its competitive market are expected to continue to improve. Thus, even though leases covering 47% of the space in this property expire in fiscal 1996, the Partnership does not expect this property to have any material adverse effect on total partnership revenue in 1996.

     Finally, Royal Biltmore provided 15% of the Partnership's revenue from operations in 1995. Only 1% of its leases expire in 1996, and therefore the Partnership does not expect this property to have any material adverse effect on total partnership revenue in 1996.

     1994 v. 1993

     Excluding the operating results of Corporate Square and the effects of valuation adjustments, income from operations was $176,000 in 1994, up from $146,000 in 1993. While overall rental income from the currently held properties was up over the comparable 1993 number, expenses were also higher, primarily because of noncash depreciation charges on leasing commissions for and tenant improvements made to Airport Perimeter, Montgomery Executive Center, and Newport Center.

     The leased status of the portfolio increased for the second year in a row, with the greatest improvement at Royal Biltmore. Occupancy gains at this property over the course of the year produced increased rental income which more than offset the decline in rents at Newport Center. Although the leased status at Newport Center was higher on September 30, 1994, than on the comparable 1993 date, its average occupancy throughout fiscal 1994 was well below the 1993 level.

     Aside from the effects of the sale of Corporate Square and the allowances, several changes in expense categories were significant. First, the impact of lower property tax assessments on Royal Biltmore and The Business Park more than offset the effect of a higher assessment on Montgomery Executive Center and contributed to the overall decline in real estate taxes.
     Second, significant improvements related mainly to renewal and expansion leases signed with seven tenants caused depreciation at Montgomery Executive Center, and for the overall portfolio, to rise. Finally, also at Montgomery Executive Center, additional bad debt expense provisions were judged to be in order. This latter cost is included in the property operating expense category.

     In addition to the results achieved at the properties which are currently in the portfolio, the sale of Corporate Square and valuation adjustments affected performance relative to 1993. Writedowns in 1993 totaled $7 million and resulted in a sharp decline in net income that year. In 1994, however, there were no additional valuation allowances, and the effect of an additional $365,000 permanent value impairment at The Business Park was completely offset by positive adjustments of the valuation allowances for Spring Creek and Corporate Square.

     The Corporate Square sale accounted for the decline in rental income and contributed to decreases in expenses such as property operating costs and real estate taxes relative to 1993. Because the sale proceeds remained in the Partnership's cash account for more than three months it also had a positive effect on interest income in 1994.

     Reconciliation of Financial and Tax Results

     For 1995, the Partnership's financial statement net income was $8,000, and its taxable net income is estimated at $613,000. The primary difference between the two is allowances for property valuation of $547,000. For

     1994, the Partnership's financial statement net income was $165,000, and its taxable net loss is estimated at $2,938,000. The primary difference between the two is the net loss for tax purposes of $3,133,000 resulting from the sale of the Corporate Square property. For 1993, the Partnership's financial statement net loss was $6,610,000, and its taxable net income was $71,000. The provision for value impairment in connection with the Royal Biltmore and Business Park properties, and the valuation allowances for Spring Creek and Corporate Square accounted for most of the difference. For complete reconciliations, see Note 6 to the Partnership's financial statements, which note is hereby incorporated by reference herein.

     Item 8. Financial Statements and Supplementary Data

     The financial statements together with the report thereon of KPMG Peat Marwick LLP dated October 20, 1995, appearing on pages 6 through 14 of the Partnership's 1995 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as
     Exhibit 99(c) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                       PART III

     Item 10. Directors and Executive Officers of the Registrant

     The General Partner of the Partnership is T. Rowe Price Realty Income Fund I Management, Inc., ("Fund I Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the selection, evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. Fund I Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner,
     T. Rowe Price Realty Income Fund II Management, Inc. ("Fund II Management"), T. Rowe Price Realty Income Fund III Management, Inc. ("Fund III Management"), and T. Rowe Price Realty Income Fund IV Management, Inc. ("Fund IV Management") are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group, which is also an affiliate, is investment manager to T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real estate investment trust sponsored by Associates. Total assets under management by Associates and its subsidiaries totalled $71.5 billion at September 30, 1995.

     As more fully discussed in Item 1, above, LaSalle is providing certain real estate advisory and other services to the Partnership. Upon execution of the formal contract between the Partnership and LaSalle, Gary C. Younker, Senior Vice President of LaSalle Partners Asset Management Limited, (an Affiliate of LaSalle) became the Chief Accounting Officer for the Partnership. Born in 1948, Mr. Younker has been associated with LaSalle since 1976, and has served in his current position since 1988.

     The directors and executive officers of Fund I Management are as follows:

                                      Position with T. Rowe Price
                     Name             Realty Income Fund I Management, Inc.

              James S. Riepe          Chairman of the Board, President, also
                                      Principal Executive Officer for the
                                      Partnership
              Charles E. Vieth        Vice President and Director
              Douglas O. Hickman      Vice President and Director
              Henry H. Hopkins        Vice President and Director
              Mark E. Rayford         Vice President
              Lucy B. Robins          Vice President and Secretary
              Mark B. Ruhe            Vice President
              Alvin M. Younger, Jr.   Treasurer and Director
              Joseph P. Croteau       Controller, also Principal Financial
                                      Officer for the Partnership
              Kenneth J. Rutherford   Assistant Vice President

     Mr. Riepe was elected President in July, 1991. Ms. Robins was first elected to her current offices in April, 1987, and Mr. Ruhe was first elected in May, 1988. Mr. Hopkins was first elected a director in January, 1987. Mr. Vieth was first elected an officer and director in February 1993. Mr. Croteau was first elected as Controller in May, 1988 and designated as Principal Financial Officer for the Partnership in 1992. Mr. Rutherford was first elected an officer in 1994. In all other cases these individuals have served in these capacities since the inception of Fund I Management in 1984. There is no family relationship among the foregoing directors or officers.

     The background and business experience of the foregoing individuals is as follows:

              James S. Riepe (Born 1943) is Chairman of the Board and President of Fund I Management, Fund II Management, Fund III Management, Fund IV Management, the Renaissance Fund, and Real Estate Group. He is also a Director, Managing Director and member of the Management Committee of Associates. In addition, Mr. Riepe is President and Director of T. Rowe Price Investment Services, Inc. ("Investment Services"), T. Rowe Price Trust Company ("Trust Company"), T. Rowe Price Insurance Agency, Inc. and
     T. Rowe Price Services, Inc. ("Price Services") and Chairman of T. Rowe Price Stable Asset Management, Inc. T. Rowe Price Retirement Plan Services, Inc. ("Retirement Service"). He is also an Officer and/or

     Director of all of the mutual funds managed by Associates, and a Director of Rh ne-Poulenc Rorer Inc. Mr. Riepe joined Associates in 1982.

              Charles E. Vieth (Born 1956) is a Managing Director of T. Rowe Price Associates, Inc., President and Director of T. Rowe Price Retirement Plan Services ("Retirement Services") and Director and Vice President of Fund I Management, Fund II Management, Fund III Management, Fund IV Management, Investment Services and Price Services, and Vice President of the Renaissance Fund. Mr. Vieth joined Associates in 1982.

              Douglas O. Hickman (Born 1949) is President of Threshold Fund Associates, a Vice President and Investment Manager for Associates. He is also a Vice President and Director of Fund I Management, Fund II Management, Fund III Management, and Fund IV Management. He also serves as a member of the investment committees for the T. Rowe Price Threshold Funds. Mr. Hickman joined Associates in 1985.

              Henry H. Hopkins (Born 1942) is a Managing Director, Director, and Legal Counsel of Associates. In addition, Mr. Hopkins is Vice President and Director of Fund I Management, Fund II Management, Fund III Management, Fund IV Management, Investment Services, Price Services, and the Trust Company. In addition, Mr. Hopkins is Director of T. Rowe Price Insurance Agency, Inc., and Director and Vice President of Investment Services, Price Services, and the Trust Company. He is also a Vice President of Real Estate, Retirement Services, T. Rowe Price Stable Asset Management, Inc., and certain of the mutual funds managed by Associates. Mr. Hopkins joined Associates in 1972.

              Mark E. Rayford (Born 1951) is a Managing Director of Associates and Manager of Retail Operations. In addition, Mr. Rayford is President of Price Services, and Vice President of the Trust Company, Fund I Management, Fund II Management, Fund III Management, and Fund IV Management. He is also Director of T. Rowe Price Insurance Agency, Inc., Investment Services, and Retirement Services. Mr. Rayford joined Associates in 1982.

              Lucy B. Robins (Born 1952) is a Vice President and Associate Legal Counsel of Associates. In addition, Ms. Robins is Vice President and Secretary of Fund I Management, Fund II Management, Fund III Management, and Fund IV Management, and Vice President of the Renaissance Fund. She is also Vice President of Investment Services and Price Services. Ms. Robins joined Associates in 1986.

              Mark B. Ruhe (Born 1954) is a Vice President of Fund I Management, Fund II Management, Fund III Management, Fund IV Management, and the Renaissance Fund. Mr. Ruhe joined Associates in 1987.

              Joseph P. Croteau (Born 1954) is a Vice President of Associates and Controller and Director of Financial Reporting, as well as Controller of several subsidiaries of Associates, including Fund I Management, Fund II Management, Fund III Management, Fund IV Management, T. Rowe Price Insurance Agency, Inc., Real Estate Group, Retirement Services, Price Services, and T. Rowe Price Stable Asset Management., Inc. Mr. Croteau joined Associates in 1987.

              Alvin M. Younger, Jr. (Born 1949) is Treasurer and Director of Fund I Management, Fund II Management, Fund III Management, and Fund IV Management and a Managing Director, Secretary and Treasurer of Associates, and Secretary and Treasurer of T. Rowe Price Insurance Agency, Inc., Investment Services, Real Estate Group, Retirement Services, T. Rowe Price Stable Asset Management, Inc., Price Services, and the Trust Company. He is also Treasurer of Rowe Price-Fleming International, Inc. Mr. Younger joined Associates in 1973.

              Kenneth J. Rutherford. (Born 1963) is Assistant to the Director of Associates' Investment Services Division. He is also Assistant Vice President of Fund I Management, Fund II Management, Fund III Management, Fund IV Management, and the Renaissance Fund. Mr. Rutherford joined Associates in 1992. From 1990 to 1992. Mr. Rutherford attended the Stanford Graduate School of Business, and from 1989 to 1990 he was with Trans National Services, a marketing firm, as Manager.

     No Form 3s, Form 4s, Form 5s, or any amendments to any of them, were furnished to the Partnership during its most recent fiscal year. Based on written representations pursuant to Item 405(b)(2)(i) of Regulation S-K, none of the directors, officers, or beneficial owners of more than 10% of the Units nor the General Partner failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal or prior fiscal years.

     Item 11.  Executive Compensation

     The directors and officers of the General Partner receive no current or proposed remuneration from the Fund.

     The General Partner is entitled to receive a share of cash distributions and a share of profits or losses as described under the captions "Compensation and Fees," and "Profits and Losses for Tax Purposes, Depreciation and Cash Distributions" of the Prospectus, on pages 7-9 and 36-50 respectively, which pages are incorporated by reference herein.

     For a discussion of compensation and fees to which the General Partner is entitled, see Item 13., which is incorporated herein by reference.

     As discussed in Item 1, above, LaSalle receives reimbursement from the Partnership for certain expenses incurred in performance of its responsibilities under its advisory contract with the Partnership and the General Partner. In addition, under the contract, LaSalle receives from the General Partner a portion of the compensation and distributions received by the General Partner from the Partnership. Mr. Younker is a limited partner of LaSalle and therefore indirectly receives compensation with respect to payments made to LaSalle by the Partnership or the General Partner. However, the amount of this compensation attributable to services he performs for the Partnership is not material.

     In addition to the foregoing, certain officers and directors of the General Partner receive compensation from Associates and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership. Such compensation may be based, in part, on the performance of the Partnership.

     Any portion of such compensation which may be attributable to such performance is not material.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Partnership is a limited partnership which issued units of limited partnership interest. No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding interests of the Partnership.

     The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of November 15, 1995, the directors and officers of the General Partner, as a group, beneficially owned 5.48% of the common stock of Associates, including options to purchase 279,600 shares exercisable within 60 days of November 15, 1995, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.27% of such stock (657,539 shares, including 27,600 shares which may currently be acquired by Mr. Riepe upon the exercise of stock options, 70,000 shares held in trusts for members of Mr. Riepe's family as to which Mr. Riepe disclaims beneficial ownership, 20,000 shares owned by a member of Mr. Riepe's family as to which Mr. Riepe disclaims beneficial ownership, and 41,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has voting and disposition power). Mr. Hopkins owned 1.07% (310,884 shares, including 45,400 shares which may be acquired by Mr. Hopkins upon the exercise of stock options within 60 days). Mr. Younger owned 1.02% (294,000 shares, including 18,000 shares which may be acquired by Mr. Younger upon the exercise of stock options within 60 days). No other director or officer owns 1% or more of the common stock of Associates.

     There exists no arrangement known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

     Item 13.  Certain Relationships and Related Transactions

     The General Partner and its Affiliates are permitted to engage in transactions with the Partnership as described under the captions "Compensation and Fees," and "Conflicts of Interest" of the Prospectus, on pages 7-11, which pages are hereby incorporated by reference herein.

     The General Partner has been reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments, which amounted to $123,000 in fiscal 1995 ($134,000 in fiscal
     1994). The General Partner's share of cash distributions declared for fiscal 1995 was $245,000, of which $211,000 was distributable cash, and $34,000 was sales proceeds, and for 1994 was $289,000, of which $161,000 was distributable cash and $128,000 was sales proceeds. Another affiliate,

     T. Rowe Price Associates, Inc., earned $9,000 for cash management services rendered in 1995.

     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)     The following documents are filed as part of this report:
                                                                        PAGES IN
                                                                          ANNUAL
                                                                         REPORT*
             (1) Financial Statements:
                 Balance Sheets at September 30, 1995 and 1994                 7
                 Statements of Operations for each of the
                   three years in the period ended September 30, 1995          8
                 Statements of Partners' Capital for each of the
                   three years in the period ended September 30, 1995        8-9
                 Statements of Cash Flows for each of the
                   three years in the period ended December 31, 1995        9-10
                 Notes to Financial Statements                             10-14
                 Independent Auditors' Report                                 14

             * Incorporated by reference from the indicated pages of the Partnership's 1995 Annual Report to Limited Partners.

             (2) Financial Statement Schedules:

                 III - Consolidated Real Estate and Accumulated Depreciation, incorporated by reference to Exhibit 99(c) hereof.

                 All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes hereto.

             (3) Exhibit

              3, 4.       (a)    Prospectus of the Partnership dated December 7,
                                 1984, which includes the Partnership Agreement
                                 File Number 2-93160, and supplement thereto dated April 24, 1984, filed with the Commission pursuant to Rule 424(c), incorporated by reference herein.

                          (b) Amendment to the Partnership Agreement dated January 1, 1988, incorporated by reference to Exhibits 3, 4.(h) of the registrant's report on Form 10-K for the year ended September 30, 1988, File Number 0-14308 (the "1988 10-K").

                          (c) Amendment to the Partnership Agreement dated March 28, 1988, incorporated by reference to Exhibits 3, 4.(j) of the 1988 10-K.

                  10. Advisory Agreement dated as of July 15, 1991 by and between the Partnership, the General Partner, and LaSalle Advisors Limited Partnership, incorporated by reference to Exhibit 10 of the registrant's report on Form 10-K for the year ended September 30, 1991.

                  13. Annual Report for fiscal 1995, distributed to Limited Partners on or about November 15, 1995.

                  27.     Financial Data Schedule


                  99.     (a)    Pages 7-11, 19-29 and 36-50 of the Prospectus
                                 of the Partnership dated December 7, 1984, incorporated by reference to Exhibit 99(a)of the registrant's report on Form 10-K for the year ended September 30, 1994, File Number 0-
                                 14308.

                          (b) Real Estate Holdings, incorporated by reference from page 6 of the Partnership's 1995 Annual Report to Limited Partners.

                          (c) Financial Statement Schedule III - Consolidated Real Estate and Accumulated Depreciation.
     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                      SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Dated:  December __, 1995           T. ROWE PRICE REALTY INCOME FUND I,
                                         A NO-LOAD LIMITED PARTNERSHIP



                                         By:   T. Rowe Price Realty Income Fund
                                               I Management, Inc., General
                                               Partner



                                               /s/ James S. Riepe
                                               By: James S. Riepe,
                                                   President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



     /s/ James S. Riepe                  Date:  December __, 1995
     James S. Riepe
     Director, Chairman of the
     Board and President
     T. Rowe Price Realty Income Fund I
     Management, Inc.,
     Principal Executive Officer
     for the Partnership


     /s/ Henry H. Hopkins                Date:  December __, 1995
     Henry H. Hopkins,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.

     /s/ Charles E. Vieth                Date:  December __, 1995
     Charles E. Vieth,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.



     /s/ Douglas O. Hickman              Date:  December __, 1995
     Douglas O. Hickman,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.


     /s/ Alvin M. Younger, Jr.           Date:  December __, 1995
     Alvin M. Younger, Jr.,
     Director and Treasurer,
     T. Rowe Price Realty Income
     Fund I Management, Inc.


     /s/ Joseph P. Croteau               Date:  December __, 1995
     Joseph P. Croteau,
     Controller and Principal Financial
     Officer for the Partnership


     /s/ Gary C. Younker                 Date:   December __, 1995
     Gary C. Younker,
     Principal Accounting Officer
     of the Partnership