Form 10-K/A
period 1995-09-30
PRICE T ROWE REALTY INCOME FUND I
filed 1996-01-22
CIK 752743

THE PURPOSE OF THIS AMENDMENT IS TO FILE A CORRECT COPY OF THE
INDEPENDENT AUDITORS' REPORT FOR THE FISCAL YEAR ENDED SEPTEMBER
30, 1995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 - AMENDMENT NO. 1

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


     DOCUMENTS INCORPORATED BY REFERENCE.

     Prospectus of the Partnership dated December 7, 1984, File Number 2-93160 and supplement to the Prospectus dated April 24, 1985 filed with the Commission pursuant to Rule 424(c) are incorporated in Parts I, III and IV by reference. Annual Report to Limited Partners of the Partnership for the fiscal year ended September 30, 1995 dated November 10, 1995 and filed with the Commission as Exhibit 13 is incorporated in Parts II and IV by reference. Report of KMPG Peat Marwick LLP dated October 20, 1995 regarding the financial statements of the Partnership and filed with the Commission as Exhibit 99(d) is incorporated in Parts II and IV by reference.


Index to Exhibits is located on page 24.

T. ROWE PRICE REALTY INCOME FUND I,
A NO-LOAD LIMITED PARTNERSHIP


                                   INDEX




                                                          Page

PART I.

Item 1.  Business                                             4
Item 2.  Properties                                          11
Item 3.  Legal Proceeding                                    11
Item 4.  Submission of Matters to a Vote of Security
         Holders                                             12

PART II.

Item 5.  Market for the Partnership's Limited Partnership     12
           Interests and Related Security Holder Matters
Item 6.  Selected Financial Data                             13
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations              15
Item 8.  Financial Statements and Supplementary Data         19
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure              19

PART III.

 Item 10.   Directors and Executive Officers of Registrant   19
 Item 11.   Executive Compensation                           22
 Item 12.   Security Ownership of Certain Beneficial Owners  23
            and Management
 Item 13.   Certain Relationships and Related Transactions   23

PART IV.

 Item 14.   Exhibits, Financial Statement Schedules and      24
            Reports on Form 8-K

Item 8. Financial Statements and Supplementary Data

The financial statements appearing on pages 6 through 14 of the Partnership's 1995 Annual Report to Limited Partners are
incorporated by reference in this Form 10-K Annual Report.   The
report thereon of KPMG Peat Marwick LLP dated October 20, 1995 is filed as Exhibit 99(d) to this Form 10-K Annual Report and is hereby incorporated by reference herein. Financial Statement
Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as Exhibit 99(c) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

Item 14

(a)     The following documents are filed as part of this report:

(1) Financial Statements:

Incorporated by reference from the indicated pages of the Partnership's 1995 Annual Report to Limited Partners:



                                                             Page

       Balance Sheets at September 30, 1995 and 1994            7
       Statements of Operations for each of the
        three years in the period ended September 30,1995       8
       Statements of Partners' Capital for each of the
        three years in the period ended September 30, 1995 8-9 Statements of Cash Flows for each of the
        three years in the period ended December 31, 1995    9-10
       Notes to Financial Statements                        10-14

Independent Auditors' Report - Incorporated by reference from Exhibit 99(d) hereof.

(2) Financial Statement Schedules:

III - Consolidated Real Estate and Accumulated Depreciation, incorporated by reference to Exhibit 99(c) hereof.

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements and notes hereto.

(3) Exhibits

3, 4.       (a)     Prospectus of the Partnership dated December
                    7, 1984, which includes the Partnership
                    Agreement, File Number 2-93160, and
                    supplement thereto dated April 24, 1984, filed with the Commission pursuant to Rule
                    424(c), incorporated by reference herein.

            (b) Amendment to the Partnership Agreement dated January 1, 1988, incorporated by reference to Exhibits 3, 4.(h) of the registrant's report on Form 10-K for the year ended September 1988, File Number 0-14308 (the "1988 10-K").

            (c)     Amendment to the Partnership Agreement dated
                    March 28, 1988, incorporated by reference to Exhibits 3, 4.(j) of the 1988 10-K.

10. Advisory Agreement dated as of July 15, 1991 by and between the Partnership, the General Partner, and LaSalle Advisors
     Limited Partnership, incorporated by reference to Exhibit 10 of the registrant's report on 10-K for the year ended
     September 30, 1991.

13.  Annual Report for fiscal 1995, distributed to Limited
     Partners on or about November 15, 1995.

27.  Financial Data Schedule

99.       (a)  Pages 7-11, 19-29 and 36-50 of the Prospectus
               of the Partnership dated December 7, incorporated by reference to Exhibit 99(a)of the registrant's report on Form 10-K for the year ended September 30, 1994, File Number )0-14308.

          (b) Real Estate Holdings, incorporated by reference from page 6 of the Partnership's 1995 Annual
               Report to Limited Partners.

          (c)  Financial Statement Schedule III - Consolidated
               Real Estate and Accumulated Depreciation.

          (d)  Report of KPMG Peat Marwick LLP dated
               October 20, 1995 regarding the financial statements of the Partnership.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                      SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:  January 22, 1996           T. ROWE PRICE REALTY INCOME
                                   FUND I, A NO-LOAD LIMITED
                                   PARTNERSHIP



                                    By:  T. Rowe Price Realty
                                        Income Fund I Management,
                                        Inc., General Partner



                                           /s/ James S. Riepe
                                       By: James S. Riepe,
                                           President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



     /s/ James S. Riepe                  Date:  January 22, 1996
     James S. Riepe
     Director, Chairman of the
     Board and President
     T. Rowe Price Realty Income Fund I
     Management, Inc.,
     Principal Executive Officer
     for the Partnership


     /s/ Henry H. Hopkins                Date:  January 22, 1996
     Henry H. Hopkins,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.

     /s/ Charles E. Vieth                Date:  January 22, 1996
     Charles E. Vieth,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.



     /s/ Douglas O. Hickman              Date:  January 22, 1996
     Douglas O. Hickman,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.


     /s/ Alvin M. Younger, Jr.           Date:  January 22, 1996
     Alvin M. Younger, Jr.,
     Director and Treasurer,
     T. Rowe Price Realty Income
     Fund I Management, Inc.


     /s/ Joseph P. Croteau               Date:  January 22, 1996
     Joseph P. Croteau,
     Controller and Principal Financial
     Officer for the Partnership


     /s/ Gary C. Younker                 Date:   January 22, 1996
     Gary C. Younker,
     Principal Accounting Officer
     of the Partnership