Form 10-Q
period 1995-12-31
PRICE T ROWE REALTY INCOME FUND I
filed 1996-02-14
CIK 752743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

Commission File Number 0-14308


Exact Name of Registrant as Specified in Its Charter: T. ROWE PRICE REALTY INCOME FUND I, A NO-LOAD LIMITED PARTNERSHIP

State or Other Jurisdicition of Incorporation or Ogranization:
Maryland

I.R.S. Employer Identification No.:  52-1363144

Address of Principal Executive Offices: 100 East Pratt Street,
Baltimore, Maryland 21202

Registrant's Telephone Number, Including Area Code: 1-800-638-5660


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X       No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The financial statements of T. Rowe Price Realty Income Fund I, A
No-Load Limited Partnership ("Partnership") are set forth in
Exhibit 19 hereto, which statements are incorporated by reference herein.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Liquidity and Capital Resources and Results of Operations

The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners and Investment Advisor's Report on pages 1-4 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter and Report are hereby incorporated by reference herein.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K:

            (a)  Exhibits.

            19 - Quarterly Report Furnished to Security-Holders, including Financial Statements of the Partnership.

            27 - Financial Data Schedule

All other items are omitted because they are not applicable or the answers are none.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             T. ROWE PRICE REALTY INCOME FUND I,
                             A NO-LOAD LIMITED PARTNERSHIP



                             By:   T. Rowe Price Realty Income Fund I
                                   Management, Inc., General Partner


Date: February 6, 1996             By:  /s/Charles E. Vieth
                                        Charles E. Vieth
                                        Vice President


Date: February 14, 1996      By:   /s/ Joseph P. Croteau
                                   Joseph P. Croteau
                                   Principal Financial Officer
                                   of the Partnership




Date: February 14, 1996      By:   /s/ Gary C. Younker
                                   Gary C. Younker,
                                   Principal Accounting Officer
                                   of the Partnership