Form 10-Q
period 1996-03-31
PRICE T ROWE REALTY INCOME FUND I
filed 1996-05-15
CIK 752743

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549
          FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

          Registrant's Telephone Number, Including Area Code: 1-800-638-
          5660

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

          The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-2 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

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


                                   T. ROWE PRICE REALTY INCOME FUND I,
                                   A NO-LOAD LIMITED PARTNERSHIP



                                   By:  T. Rowe Price Realty Income Fund I
                                        Management, Inc., General Partner


          Date: May 15, 1996            By:  /s/Kenneth J. Rutherford
                                             Kenneth J. Rutherford
                                             Assistant Vice President


          Date: May 15, 1996            By:  /s/Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer
                                             and Controller
                                             of the Partnership






































          The Quarterly Report to Limited Partners for the Quarter ended March 31, 1996 should be inserted here.


QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1996

FELLOW PARTNERS:

We have changed the format of our reports in an effort to improve the information given to you and reduce the complexity of the message. A major addition is the table below where you will find the period-end as well as the average leased status and the contribution to net income from each property in the portfolio. The leased status will probably fluctuate during any given period, so we feel the average number will be a better performance indicator. By showing the contribution to net income by property along with the total square footage and average leased status, we also believe you will gain a better perspective on the relationship among the holdings. Finally, we have broken out properties earmarked for sale so that you have an idea of the effect the absence of these properties may have on future income.

Results of Operations

Rental income was up modestly for both the three and six months ended March 31, 1996, relative to the same periods last year. The higher average leased status and rental rates at The Business Park and increased rates at Newport Center more than offset the decline in occupancy and rental income at Montgomery. As was true for the first fiscal quarter, Montgomery had the most significant negative effect on the bottom line for the first six months of fiscal 1996. However, its contribution to net income in the second quarter was off only $41,000, substantially less than the $110,000 drop in the first quarter.



Real Estate Investments (Dollars in thousands)
______________________________________________________________________________
                                                 Average        Contribution
                              Leased Status   Leased Status     to Net Income
                              ________________________________________________
                        Gross                  Six Months        Six Months
Property              Leasable  March 31,    Ended March 31,   Ended March 31,
Name               Area (Sq. Ft.)  1996      1995      1996     1995    1996
________________    ____________ ______     _______   _______  _______  _____
Airport Perimeter      120,986      70%       73%       72%   $    2   $  17
Montgomery             116,348      70        81        72       137     (14)
Springdale             144,000     100       100       100       161     161
The Business Park      157,153      94        86        96        48     104
Newport Center          62,411      90        95        95        92      85
                     _________ _______   _______   _______   _______ _______
                       600,898      86        87        87       440     353
Held for Sale
 Spring Creek           51,430     100       100       100        76     393
 Royal Biltmore         71,443     100        99        98       106      86
 Van Buren             173,878      92        90        92        90      89
                     _________ _______   _______   _______   _______ _______
                       897,649      89        89        90       712     921
Fund Expenses
   Less Interest
   Income                    -       -         -         -      (209)   (216)
                   ___________ _______   _______   _______   _______ _______
Total                  897,649      89%       89%       90%     $503    $705


     The driving force behind the overall rise in net income for the quarter and six months was the recovery in Spring Creek's value. When we last wrote you, we were negotiating with a potential purchaser for this industrial property in Richardson, Texas. Because the sales price exceeded the value at which the Fund was carrying Spring Creek, we made an upward adjustment of $303,000 to the property's book value. The sale was concluded on April 30, and your share of the net proceeds of approximately $1.68 million, or $17.79 per unit, will be sent along with your quarterly distribution from operations.

     Of the remaining properties, the contribution to net income of only two warrant discussion - The Business Park and Royal Biltmore. These two holdings were the bright spots in the portfolio in the first quarter of the year, and The Business Park continued in this mode in the second quarter. Royal Biltmore is 100% leased and its rental income was stable, but higher real estate taxes this year have cut into its bottom line comparison. This office property in Phoenix, Arizona, is now for sale.

     The Fund's cash position dropped in the first six months of this fiscal year because of higher distributions paid in November. As you may remember, at that time the Fund distributed $9.00 per unit from operations and the same per-unit amount from previously retained sales proceeds.

     Turning now to noteworthy activity for the remainder of the year, there are two properties which have significant lease expirations - Airport Perimeter and The Business Park. At the latter, 45% of the space is involved. The metropolitan Atlanta industrial market is strong, which could bode well for renewals and/or new tenants. The outlook for renewing or replacing tenants for 38% of Airport Perimeter is less sanguine even though it is in the same general market as The Business Park. As we have reported to you over the last two years, this three-building complex sits on land being considered for a potential expansion of the Hartsfield-Atlanta airport. No decision on the expansion has been made, but brokers and prospective tenants are very aware that the building could be condemned. As a result, our ability to lease or sell the building is limited.

Cash Distribution

The $4.75 per-unit distribution from second quarter operations, together with your share of the Spring Creek sales proceeds, will be paid to you on May 15. We plan to continue distributing $4.75 on a quarterly basis but will review this rate periodically to see if operating conditions, dispositions, and/or cash needs warrant a change.

Outlook

With the exception of Airport Perimeter, overall occupancy and rental rates in the markets where your properties compete remained stable or are rising. Whenever a market is nearing its peak in these terms along with the advent of new construction, sales of portfolio properties may be warranted. As the table above indicates, Royal Biltmore and Van Buren are currently being "held for sale," which means that we have hired brokers to market these holdings. In addition, we are looking carefully at events involving Newport Center, a South Florida industrial holding, and The Business Park, a flex warehouse complex in suburban Atlanta. We will keep you up-to-date on developments in future reports.

     Sincerely,




     James S. Riepe
     Chairman

May 13, 1996

CONDENSED BALANCE SHEETS
Unaudited
(In thousands)

                                    March 31,    September 30,
                                      1996           1995
                                   ___________   ____________

Assets
Real Estate Property Investments

  Land . . . . . . . . . . . . . .  $   7,398      $ 11,014
  Buildings and Improvements . . .     42,967        54,237
                                     ________      ________
                                       50,365        65,251
  Less: Accumulated Depreciation
   and Amortization. . . . . . . .    (19,193)      (24,092)
                                     ________      ________
                                       31,172        41,159
  Properties Held for Sale . . . .     10,881         1,226
                                     ________      ________
                                       42,053        42,385
Cash and Cash Equivalents. . . . .      1,627         2,832
Accounts Receivable
 (less allowances of $81 and $85).        467           292
Other Assets . . . . . . . . . . .        318           624
                                     ________      ________
                                    $  44,465      $ 46,133
                                     ________      ________
                                     ________      ________

Liabilities and Partners' Capital
Security Deposits and Prepaid Rents $     336      $    364
Accrued Real Estate Taxes. . . . .        123           202
Accounts Payable and
 Other Accrued Expenses. . . . . .        249           281
                                     ________      ________
Total Liabilities. . . . . . . . .        708           847
Partners' Capital. . . . . . . . .     43,757        45,286
                                     ________      ________
                                   $   44,465      $ 46,133
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                            Three Months EndedSix Months Ended
                                 March 31,       March 31,
                               1996    1995   1996    1995
                              _______ ______________ _______
Revenues
Rental Income. . . . . . . . . $1,542 $1,492  $3,022 $2,975
Interest Income. . . . . . . .     23     13      45     36
                               ______________ ______________
                                1,565  1,505   3,067  3,011
                               ______________ ______________
Expenses
Property Operating Expenses. .    406    349     857    796
Real Estate Taxes. . . . . . .    153    147     327    302
Depreciation and Amortization.    604    593   1,220  1,221
Recovery of Property Values. .   (303)   (28)   (303)   (56)
Partnership Management Expenses   138    134     261    245
                               ______________ ______________
                                  998  1,195   2,362  2,508
                              _______ _______ ______________

Net Income . . . . . . . . . . $  567 $  310  $  705 $  503
                              _______ _______ ______________
                              _______ _______ ______________
Activity per Limited Partnership Unit
Net Income . . . . . . . . . . $ 5.63 $ 3.08  $ 7.00 $ 5.00
                              _______ _______ ______________
                              _______ _______ ______________
Cash Distributions Declared
  from Operations. . . . . . . $ 4.75 $ 4.00  $ 9.50 $ 8.00
  from Sale Proceeds . . . . .  17.79      -   17.79      -
                              _______ _______ ______________
Total Distributions Declared . $22.54 $ 4.00  $27.29 $ 8.00
                              _______ _______ ______________
                              _______ _______ ______________
Units Outstanding. . . . . . . 90,622 90,622  90,622 90,622
                              _______ _______ ______________
                              _______ _______ ______________

See the accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                                General   Limited
                                Partner  Partners    Total
                               ________  ________  ________

Balance,
 September 30, 1995. . . . . .  $(3,747)  $49,033    $45,286
Net Income . . . . . . . . . .      71       634       705
Cash Distributions . . . . . .    (173)   (2,061)   (2,234)
                               _______    _______    _______
Balance, March 31, 1996. . . .  $(3,849) $47,606   $43,757
                                _______   _______    _______
                                _______   _______    _______

See the accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                        Six Months Ended
                                           March 31,
                                      1996           1995
                                    ________       _________

Cash Flows from Operating Activities
Net Income . . . . . . . . . . . .  $     705      $    503
Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities
  Depreciation and Amortization. .      1,220         1,221
  Recovery of Property Values. . .       (303)          (56)
  Other Changes in
   Assets and Liabilities. . . . .       (157)         (147)
                                     ________      ________
Net Cash Provided by
 Operating Activities. . . . . . .      1,465         1,521
                                     ________      ________
Cash Flows Used in Investing Activities
Investments in Real Estate . . . .       (436)         (437)
                                     ________      ________
Cash Flows Used in Financing Activities
Cash Distributions . . . . . . . .     (2,234)         (899)
                                     ________      ________
Cash and Cash Equivalents
Net Increase (Decrease) during Period  (1,205)          185
At Beginning of Year . . . . . . .      2,832         2,603
                                     ________      ________
At End of Period . . . . . . . . .  $   1,627      $  2,788
                                     ________      ________
                                     ________      ________

See the accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Unaudited

The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

     The unaudited interim financial information contained in the accompanying condensed financial statements should be read in conjunction with the financial statements contained in the fiscal 1995 Annual Report to Partners.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner receives 10% of cash available for distribution from operations and a portion of the proceeds from property dispositions. The General Partner's share of cash available for distribution from operations totaled $96,000 and from property dispositions totaled $67,000 for the first six months of fiscal 1996.

     In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $69,000 for communications and administrative services performed on behalf of the Partnership during the first six months of fiscal 1996.

     An affiliate of the General Partner earned a normal and customary fee of $2,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first six months of fiscal 1996.

     LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting, and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first six months of fiscal 1996 totaled $75,000.

     The partnership agreement includes provisions limiting the maximum contribution the General Partner can be required to fund upon the dissolution and termination of the Partnership if, at that time, the General Partner's capital account has a negative balance. The maximum contribution is approximately $913,000. If after making such a contribution, the General Partner's capital account still has a negative balance, a reallocation of income equal to the remaining negative balance will be made to the General Partner from the Limited Partners.

     An affiliate of LaSalle earned $98,000 in the first six months of fiscal 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTIES HELD FOR SALE

During the first six months of fiscal 1996, the Partnership recognized a $303,000 valuation recovery related to Spring Creek, to reflect the value of this property realized at its sale on April 30, 1996.

     The Partnership began actively marketing Royal Biltmore and Van Buren late in March 1996 and has classified these properties as such in the accompanying balance sheet at March 31, 1996.

NOTE 3 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $22.54 per unit to Limited Partners of the Partnership as of the close of business on March 31, 1996. The Limited Partners will receive $2,042,000, and the General Partner will receive $115,000. The distribution represents $4.75 per unit from operations and $17.79 per unit from the sale proceeds of Spring Creek, which in the aggregate were $1,679,000.