Form 10-Q
period 1996-06-30
PRICE T ROWE REALTY INCOME FUND I
filed 1996-08-15
CIK 752743

          SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C.  20549
          FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

          The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-4 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

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


                                   T. ROWE PRICE REALTY INCOME FUND I,
                                   A NO-LOAD LIMITED PARTNERSHIP



                                   By:  T. Rowe Price Realty Income Fund I
                                        Management, Inc., General Partner


          Date: August 15, 1996         By:  /s/Kenneth J. Rutherford
                                             Kenneth J. Rutherford
                                             Assistant Vice President


          Date: August 15, 1996         By:  /s/Joseph P. Croteau
                                             Joseph P. Croteau
                                             Principal Financial Officer
                                             of the Partnership
                                             and Controller






































          The Quarterly Report to Limited Partners for the Quarter ended June 30, 1996 should be inserted here.


QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1996

FELLOW PARTNERS:

During the last year or two, a number of limited partners have inquired about the timing of the liquidation of the portfolio's properties. Although three holdings have already been sold, the Fund still owns the eight properties shown in the table on page 2.

      Until now, we have been unable to adopt a broad-based liquidation plan because real estate market conditions were such that it would have meant selling at what we and LaSalle Advisors, the Fund's investment advisor, viewed as "fire sale" prices.

      However, during our most recent annual review of the strategic plan for the Fund, we concluded that the alignment between (1) the fundamental operating environment and (2) capital flows into real estate is the best it has been for a number of years. And, for reasons we will discuss later, it appears market conditions will continue to improve. As a result, we believe the time is right to begin liquidating the Fund's remaining properties. If the generally favorable environment continues, and barring any significant change in local market conditions, our plan calls for the last property to be sold by the end of 1998. While this is our target date, a variety of factors could cause the timeframe to accelerate or be delayed.

      As has been true in the past, the timing of individual sales within the expected liquidation period will be governed by our assessment of the benefits to our partners of holding versus selling immediately and by the availability of interested buyers. Some properties appear to be candidates for near-term liquidation, while others may take a little longer based on property type and the local market.

      Perhaps some historical perspective will be helpful at this point. In May 1985, the final partners were admitted to the Fund and the first property, Dupont Plaza in Irvine, California, was acquired. Exactly two years later, the Fund made its eleventh, and final, acquisition, Newport Center in Deerfield Beach, Florida. We intended to hold the properties for no more than seven to 10 years. However, subsequent changes in tax legislation made income-producing real estate unattractive to many previously active lenders and purchasers, such as commercial banks and insurance companies.

Chart 1 - Total Debt and Equity Flows to Real Estate

      As the bar graph above indicates, capital flowing into real estate peaked and then began a freefall in 1988, exacerbating the problem caused by overbuilding in many markets. Then, the recession in 1990-1991 as well as corporate downsizings added to the growing imbalance between supply and demand. The combination of weak demand and negative capital flows had a devastating effect on values in most market sectors and in most geographic areas. Rather than begin liquidating your portfolio at the bottom of the market cycle, we decided to wait until conditions improved. While market conditions did not permit broad scale portfolio liquidation, we were able to take advantage of specific opportunities to sell three holdings - DuPont in 1990, Corporate Square in 1994, and Spring Creek in April of this year. Most of the proceeds from these dispositions have been distributed to the Fund's limited partners.

      Turning back to the more recent environment, we began to see some improvement in numerous local markets and sectors about two years ago. New construction was rather stagnant, occupancy and rental rates appeared to be stabilizing or improving, and returns on real estate investments started to improve. Property values also showed signs of recovery in a number of areas. In addition, money began to flow back into real estate investments in 1993, particularly into Real Estate Investment Trusts (REITS) which, in turn, became active buyers. This strong capital infusion has contributed to a more favorable environment.

NCREIF Total Return

                      1993         1994         1995         95Q2-96Q1
                      _____        _____        _____       __________
All Properties        0.6%         6.9%         8.9%            9.5%

Source:  NCREIF-Classic Index, LaSalle Advisors Investment Research.

Results of Operations

Rental income was up modestly for the three and nine months ended June 30, 1996, relative to last year even though Spring Creek made no contribution to revenues for the last two months of the 1996 periods. As you may remember, Spring Creek was sold on April 30 and the net proceeds were paid to you in May. Slightly higher rents and an improved average leased status at The Business Park and increased rental rates at Newport Center and Royal Biltmore more than offset the decline in occupancy and rental income at Montgomery as well as the absence of any revenue this year from Spring Creek. As was true for the first six months of this year, the combination of lower revenues and higher expenses at Montgomery was a major reason for the drop in net income from continuing operations.


Real Estate Investments (Dollars in thousands)
__________________________________________________________________________________________________

                               Leased Status   Average Leased Status     Contribution to Net Income
                               ____________  _________________________   __________________________
                    Gross
Property          Leasable       June 30,   Nine Months Ended June 30,   Nine Months Ended June 30,
Name           Area (Sq. Ft.)      1996      1995                1996      1995               1996
____________     __________       _______  ________            ________  ________           ________

Airport
   Perimeter        120,986          73%        74%                72%    $    7              $  18
Montgomery          116,348          66         77                 72        155                (69)
Springdale          144,000         100        100                100        270                244
The Business
   Park             157,153          97         87                 96         68                169
Newport
   Center            62,411          89         95                 93        131                125
                  _________   _________  _________          _________  _________          _________
                    600,898          86         86                 87        631                487
Held for Sale
  Royal Biltmore     71,443         100         98                 99        170                225
  Van Buren         173,878          88         89                 92         47                (55)
                  _________   _________  _________          _________  _________          _________
                    846,219          88         88                 89        848                657
Properties Sold           -           -          -                  -        116                407
                  _________   _________  _________          _________  _________          _________
Fund Expenses
   Less Interest
   Income                 -           -          -                  -       (293)              (334)
                  _________   _________  _________          _________  _________          _________
Total               846,219          88%        88%                89%      $671               $730



      Properties held for sale or sold had an effect on overall net income comparisons for the periods under review. In the case of Van Buren, the sale price is expected to be lower than the historical carrying value, so a downward adjustment was made in the quarter just ended. The decline in that property's value was the main reason for the unfavorable comparison in overall net income relative to the third quarter of 1995 (see the statements of operations on page 6). For the nine months, the reduction in the Van Buren valuation was offset by the second quarter upward adjustment for Spring Creek, whose estimated sales price was higher than the Fund's carrying value. In addition, the current period benefited from a decrease in depreciation because the properties held for sale are no longer being depreciated.

      Now that liquidations will play an increasing role in the Fund's operating results, we think it is worth mentioning the effect of some accounting requirements involved when a property is put in the "held for sale" category. First, if the estimated sale price is less than the historical carrying value, the latter must be adjusted downward for the difference. Then, further adjustments may be made if, during the marketing process, the property's value is less than estimated when it was placed for sale. If the sale price is more than the historical carrying value, no adjustment to increase the carrying value is made. Since depreciation has the effect of reducing book value, a property that is being held for sale is no longer depreciated because its adjusted carrying value would drop below its estimated sales price. Van Buren is a good example of how adjustments can affect results. The negative impact on net income of the $237,000 reduction in value was partially offset by a $118,000 decline in depreciation at this property in the quarter ended June 30, 1996.

      The Business Park and Royal Biltmore continued to be bright spots in the portfolio. As we mentioned in our last report, leases on a significant amount of space at The Business Park expire over the remainder of the year. Activity in the Northeast/I85 corridor in Atlanta remains strong, so we believe results at this property will continue to be positive. Royal Biltmore is 100% leased and will also, in our opinion, make a favorable contribution to operating results until it is sold.

      We have been discussing the leasing challenges at Montgomery and Airport Perimeter for some time and are happy to be able report on progress at each. In the case of Montgomery, LaSalle has adopted a "full-floor occupancy strategy" designed to improve the building's image, occupancy, and ultimately its value. During the past quarter, LaSalle allowed a small tenant to vacate early in order to be able to offer the fifth floor to a single tenant. We cannot be sure this new strategy will work, but we are encouraged by the increasing interest in the property as well as by the lack of new construction in the market.

      At Airport Perimeter, the leased status has started to improve despite the pall cast by the potential expansion of the Atlanta airport which would result in condemnation of this property. As of the end of July, the property was 80% leased at rents comparable to similar properties that are not within the airport expansion area.

      Primarily because of the $18.00 per-unit distribution paid in the first quarter of this year - $9.00 from operations and $9.00 from previously retained sales proceeds - the Fund's cash position declined.

Cash Distributions

A $4.75 per-unit distribution from third quarter operations will be paid to you on August 15. The fourth quarter rate will be determined based on operating conditions, dispositions, and the cash needs of the Fund.

Disposition Update

We have a signed letter of intent with a potential buyer for Van Buren. If we are able to negotiate a mutually satisfactory contract and if the buyer's due diligence is successfully completed, the sale could take place by the end of September. Any distribution of proceeds would then be distributed to you in November along with your fourth quarter distribution from operations.

      Now that we are in the portfolio liquidation phase, some properties may be managed differently than if we were planning to hold them for a longer period. For instance, if a property would require a significant infusion of capital in order to stabilize its occupancy around the 90% to 95% level, LaSalle might make concessions on the sale price and give the new owners the flexibility to make their own changes. We measure our capital expenditures against the potential for an immediate return on our investment. Obviously, the more we put into a property, the more we expect to get out of it.

      One practice which does not change, however, is our close watch on day-to-day expenses. LaSalle will continue to re-bid service contracts, appeal real estate tax increases or seek reassessments, and take whatever other steps it can to pare the costs of operating the properties in order to make them more attractive to potential buyers.

      Another change we have noted in the overall commercial real estate market is that buyers appear to have shortened their investment horizon. Rather than the seven to 10-year holding period we envisioned when building the Fund's portfolio, buyers are now looking at a five-year timeframe. As a result, in negotiating new and renewal leases, LaSalle will try to manage lease terms and expirations to achieve the five-year average cash flows and cap rates currently demanded by the market.

Outlook

A number of factors point to continued improvement for real estate in the near future. Within the market itself, speculative construction remains sparse in most areas, and foreclosure rates are falling. In addition, low unemployment, subdued inflation, favorable interest rates, and increasing returns from real estate relative to stocks and bonds contribute to a more optimistic outlook.

      The return of large institutional investors, especially the REITs, means there is more capital available for real estate investment and, therefore, a market more accommodating to property sales. Of equal importance, the rate of return (or "cap" rate) required by potential buyers tends to decline as investment dollars flow into real estate. The relationship between cap rates and real estate values is like that between interest rates and bond prices - lower rates mean rising values.

      Future reports will update you on our progress toward liquidating the portfolio. The purpose of this discussion is to inform you of the improving conditions we see in the real estate market and to outline our liquidation strategy. We are optimistic that our plan is reasonable and will continue working hard to bring it to fruition. Our focus in selling your holdings is the same as that we employed in acquiring and managing each property - to serve the interests of our partners.

      Sincerely,




      James S. Riepe
      Chairman

August 9, 1996

CONDENSED BALANCE SHEETS
Unaudited
(In thousands)

                                                  June 30,   September 30,
                                                    1996         1995
                                                 ___________ ____________

Assets
Real Estate Property Investments
  Land . . . . . . . . . . . . . . . . . . . . .  $   7,398    $  11,014
  Buildings and Improvements . . . . . . . . . .     42,981       54,237
                                                   ________     ________
                                                     50,379       65,251
  Less:  Accumulated Depreciation and
     Amortization. . . . . . . . . . . . . . . .    (19,680)    (24,092)
                                                   ________     ________
                                                     30,699       41,159
  Held for Sale. . . . . . . . . . . . . . . . .      8,970        1,226
                                                   ________     ________
                                                     39,669       42,385
Cash and Cash Equivalents. . . . . . . . . . . .      2,036        2,832
Accounts Receivable  (less allowances of
     $71 and $85). . . . . . . . . . . . . . . .        264          292
Other Assets . . . . . . . . . . . . . . . . . .        399          624
                                                   ________     ________
                                                  $  42,368    $  46,133
                                                   ________     ________
                                                   ________     ________
Liabilities and Partners' Capital
Security Deposits and Prepaid Rents. . . . . . .  $     314    $     364
Accrued Real Estate Taxes. . . . . . . . . . . .        196          202
Accounts Payable and Other Accrued Expenses. . .        233          281
                                                   ________     ________
Total Liabilities. . . . . . . . . . . . . . . .        743          847
Partners' Capital. . . . . . . . . . . . . . . .     41,625       45,286
                                                   ________     ________
                                                  $  42,368    $  46,133
                                                   ________     ________
                                                   ________     ________

See the accompanying notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF OPERATIONS
Unaudited
(In thousands except per-unit amounts)

                                    Three Months Ended    Nine Months Ended
                                         June 30,             June 30,
                                    1996         1995     1996       1995
                                  ________     ________ ________   ________
Revenues
Rental Income. . . . . . . . . .  $  1,495   $  1,485   $  4,517   $  4,460
Interest Income. . . . . . . . .        29         46         74         82
                                  ________   ________   ________   ________
                                     1,524      1,531      4,591      4,542
                                  ________   ________   ________   ________
Expenses
Property Operating Expenses. . .       465        396      1,322      1,192
Real Estate Taxes. . . . . . . .       162        140        489        442
Depreciation and Amortization. .       487        725      1,707      1,946
Decline (Recovery) of
  Property Values. . . . . . . .       237        (28)       (66)       (84)
Partnership Management Expenses.       148        130        409        375
                                  ________   ________   ________   ________
                                     1,499      1,363      3,861      3,871
                                  ________   ________   ________   ________
Net Income . . . . . . . . . . .  $     25   $    168   $    730   $    671
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________
Activity per Limited Partnership Unit
Net Income . . . . . . . . . . .  $   0.25   $   1.67   $   7.25   $   6.66
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________
Cash Distributions Declared
  from Operations. . . . . . . .  $   4.75   $   4.00   $  14.25   $  12.00
  from Sale Proceeds . . . . . .         -          -      17.79          -
                                  ________   ________   ________   ________
Total Distributions Declared . .  $   4.75   $   4.00   $  32.04   $  12.00
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________
Units Outstanding. . . . . . . .    90,622     90,622     90,622     90,622
                                  ________   ________   ________   ________
                                  ________   ________   ________   ________

See the accompanying notes to condensed financial statements.

CONDENSED STATEMENT OF PARTNERS' CAPITAL
Unaudited
(In thousands)

                                  General     Limited
                                  Partner    Partners     Total
                                 ________    ________   ________

Balance, September 30, 1995. . .  $ (3,747)  $ 49,033   $ 45,286
Net Income . . . . . . . . . . .        73        657        730
Cash Distributions . . . . . . .      (288)    (4,103)    (4,391)
                                   _______    _______    _______
Balance, June 30, 1996 . . . . .  $ (3,962)  $ 45,587   $ 41,625
                                   _______    _______    _______
                                   _______    _______    _______

See the accompanying notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
(In thousands)

                                                    Nine Months Ended
                                                        June 30,
                                                    1996         1995
                                                  _________    _________
Cash Flows from Operating Activities
Net Income . . . . . . . . . . . . . . . . . . .  $     730    $     671

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
  Depreciation and Amortization. . . . . . . . .      1,707        1,946
  Recovery of Property Values. . . . . . . . . .        (66)         (84)
  Other Changes in Assets and Liabilities. . . .          0          (53)
                                                   ________     ________
Net Cash Provided by Operating Activities. . . .      2,371        2,480
                                                   ________     ________
Cash Flows From Investing Activities
Proceeds from Property Disposition . . . . . . .      1,679            -
Investments in Real Estate . . . . . . . . . . .       (455)        (689)
                                                   ________     ________
Net Cash Provided by (Used in)
  Investing Activities . . . . . . . . . . . . .      1,224         (689)
                                                   ________     ________
Cash Flows Used in Financing Activities
Cash Distributions . . . . . . . . . . . . . . .     (4,391)      (1,303)
                                                   ________     ________
Cash and Cash Equivalents
Net Increase (Decrease) during Period. . . . . .       (796)         488
At Beginning of Year . . . . . . . . . . . . . .      2,832        2,603
                                                   ________     ________
At End of Period . . . . . . . . . . . . . . . .  $   2,036    $   3,091
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

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES AND OTHER

As compensation for services rendered in managing the affairs of the Partnership, the General Partner receives 10% of cash available for distribution from operations and a portion of the proceeds from property dispositions. The General Partner's share of cash available for distribution from operations totaled $144,000 and from property dispositions totaled $67,000 for the first nine months of fiscal 1996.

  In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $114,000 for communications and administrative services performed on behalf of the Partnership during the first nine months of fiscal 1996.

  An affiliate of the General Partner earned a normal and customary fee of $3,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first nine months of fiscal 1996.

  LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first nine months of 1996 totaled $113,000.

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

  An affiliate of LaSalle earned $150,000 in the first nine months of fiscal 1996 as property manager for several of the Partnership's properties.

NOTE 2 - PROPERTY DISPOSITION

On April 30, 1996 the Partnership sold Spring Creek for net proceeds of $1,679,000. The net book value of the property at that date was also $1,679,000 after accumulated depreciation expense and previously recorded property valuation adjustments. Therefore, no gain or loss on the sale is reflected in the accompanying financial statements. The Partnership recognized a $303,000 recovery of property value in the second quarter of fiscal 1996 to reflect the net realizable value of Spring Creek. Results of operations for Spring Creek were $407,000 and $116,000 for the nine months ended June 30, 1996 and 1995, respectively.

NOTE 3 - PROPERTIES HELD FOR SALE

The Partnership began actively marketing Royal Biltmore and Van Buren late in March 1996 and has classified these properties as held for sale in the accompanying June 30, 1996 balance sheet. The Partnership recognized a $237,000 decline of property value in the third quarter of fiscal 1996, to reflect the estimated net realizable value of Van Buren. Results of operations for these properties were $170,000 and $217,000 for the nine months ended June 30, 1996 and 1995, respectively.

NOTE 4 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $4.75 per unit to Limited Partners of the Partnership as of the close of business on June 30, 1996. The Limited Partners will receive $430,000, and the General Partner will receive $48,000.

Chart 1 - Total Debt and Equity Flows to Real Estate bar graph titled "Total Debt and Equity Flows to Real Estate," which depicts the net flow of debt and equity in public and private markets, in billions of dollars into and from real estate from the period 1981-1994, and forecasts such flows from 1995-1999. The graph shows a range from ($40) billion to $120 billion.

            Year                          Dollars in Billions

            1981                               $30
            1982                               $40
            1983                               $50
            1984                               $65
            1985                               $80
            1986                               $85
            1987                               $90
            1988                              $101
            1989                               $79
            1990                               $40
            1991                              ($10)
            1992                              ($25)
            1993                               $10
            1994                               $35
            1995                               $55  (forecast)
            1996                               $65  (forecast)
            1997                               $75  (forecast)
            1998                               $77  (forecast)
            1999                               $79  (forecast)

Note:  Includes debt and equity in public and private markets.
Source: Federal Reserve Board, Commercial Mortgage Alert, Capital Markets Report, LaSalle Advisors Investment Research.