Form 10-K/A
period 1996-09-30
PRICE T ROWE REALTY INCOME FUND I
filed 1997-01-23
CIK 752743

     SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549


     FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


     The aggregate market value of the voting securities held by non-affiliates of the registrant is not determinable because there is no established public trading market for the Units of Limited Partnership Interest.



     DOCUMENTS INCORPORATED BY REFERENCE.

     Prospectus of the Partnership dated December 7, 1984, File Number 2-93160 and supplement to the Prospectus dated April 24, 1985 filed with the



     Commission pursuant to Rule 424(c) are incorporated in Parts I, III and IV by reference. Annual Report to Limited Partners of the Partnership for the fiscal year ended September 30, 1996 dated November 8, 1996 and filed with the Commission as Exhibit 13 is incorporated in Parts II and IV by reference.


     Index to Exhibits is located on page 22.

     T. ROWE PRICE REALTY INCOME FUND I,
     A NO-LOAD LIMITED PARTNERSHIP


                                        INDEX
                                                                            Page

     PART I.

           Item 1.  Business                                                   4
           Item 2.  Properties                                                10
           Item 3.  Legal Proceedings                                         11
           Item 4.  Submission of Matters to a Vote of Security
                    Holders                                                   11

     PART II.

           Item 5.  Market for the Partnership's Limited Partnership          11
                       Interests and Related Security Holder Matters
           Item 6.  Selected Financial Data                                   12
           Item 7.  Management's Discussion and Analysis of Financial         14
                       Condition and Results of Operations
           Item 8.  Financial Statements and Supplementary Data               18
           Item 9.  Changes in and Disagreements with Accountants on          18
                       Accounting and Financial Disclosure

     PART III.

          Item 10.  Directors and Executive Officers of Registrant            18
          Item 11.  Executive Compensation                                    20
          Item 12.  Security Ownership of Certain Beneficial Owners           21
                       and Management
          Item 13.  Certain Relationships and Related Transactions            21

     PART IV.

          Item 14.  Exhibits, Financial Statement Schedules and               22
                       Reports on Form 8-K

     PART I


     Item 1. Business

     T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership (the "Partnership"), was formed on August 31, 1984, under the Maryland Revised Uniform Limited Partnership Act for the purpose of acquiring, operating and disposing of existing income-producing commercial and industrial real estate properties. On December 7, 1984, the Partnership commenced an offering of $100,000,000 of Limited Partnership Units ($1,000 per Unit) pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-93160) (the "Registration Statement"). The Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 (the "Prospectus") as supplemented on April 24, 1985 (the "Supplement") sets forth a complete description of the business of the Partnership in the sections entitled "Investment Objectives" and "Fund Policies," on pages 19-29 of the Prospectus which pages are incorporated by reference herein. The Gross Proceeds from the offering, combined with the contribution of $10,000 from the Initial Limited Partners totaled $90,622,000. The offering terminated in May 1985, and no additional Units will be sold. As of November 19, 1996 there were 17,730 Limited Partners. T. Rowe Price Realty Income Fund I Management, Inc. (the "General Partner") is the sole general partner of the Partnership.

     In December of 1991, LaSalle Advisors Limited Partnership ("LaSalle") entered into a contract with the Partnership and the General Partner to perform day-to-day management and real estate advisory services for the Partnership under the supervision of the General Partner and its Affiliates. LaSalle's duties under the contract include disposition and asset management services, including recordkeeping, contracting with tenants and service providers, and preparation of financial statements and other reports for management use. The General Partner continues to be responsible for overall supervision and administration of the Partnership's operations, including setting policies and making all disposition decisions, and the General Partner and its Affiliates continue to provide administrative, advisory, and oversight services to the Partnership. Compensation to LaSalle from the Partnership consists of accountable expense reimbursements, subject to a fixed maximum amount per year. All other compensation to LaSalle is paid out of compensation and distributions paid to the General Partner by the Partnership.

     The Partnership is engaged solely in the business of real estate investment, therefore, presentation of information about industry segments is not applicable. In the current period, three of the Partnership's properties were responsible for 15% or more of revenues from operating activities. Montgomery Executive Center provided 24%, The Business Park provided 19%, and Royal Biltmore provided 16%. In fiscal 1995, three properties were responsible for 15% or more of revenues from operating activities: Montgomery Executive Center provided 27%, The Business Park provided 17%, and Royal Biltmore provided 15%. In fiscal 1994, only two properties provided such revenues-Montgomery Executive Center provided 28% and the Business Park provided 15%.

     During fiscal 1996, the Partnership reviewed its portfolio and operating plans with the intent to dispose of all its operating properties by the end of 1998, and to thereafter distribute all of the Partnership's net assets to the partners. Although there is no assurance that the Partnership will achieve the disposition of all its operating properties during the proposed time frame, the disposition of operating properties is expected to cause a significant decrease in the Partnership's operating activities in future periods.

     The Partnership currently owns the properties set forth in Schedule III to this Report, "Consolidated Real Estate and Accumulated Depreciation," which is incorporated by reference herein and contains information as to acquisition date and total cost of each of the properties. In all cases the interests were purchased for cash, and in all cases land and improvements are owned 100% in fee simple. Additional information regarding these properties, including size and percentage leased as of September 30, 1996, is set forth in Exhibit 99(b) to this Report, "Real Estate Investments," which is incorporated by reference herein. A brief narrative description of each property the Partnership currently owns follows.

     Airport Perimeter Business Center (College Park, Georgia)

     This property consists of three multi-tenant office/service warehouse buildings containing just under 121,000 square feet and is situated on 9.2 acres of land immediately south of William B. Hartsfield Atlanta International Airport. This property is part of Airport Perimeter Business Park, a master-planned, commercial/industrial business park containing approximately 800,000 square feet of office/service/warehouse facilities on approximately 137 acres of land, with good access to major north-south and east-west Interstate highways. This parcel is located in an area which has been targeted for the expansion of the Hartsfield Airport and the Partnership anticipates that it will be forced to sell this property in the next one to two years, to a government agency to accommodate such an expansion. In fiscal 1996, the Partnership recorded a provision for value impairment in connection with Airport Perimeter of $1,046,000. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of Airport Perimeter through future operations and the anticipated forced sale. This determination was based upon current market conditions and future performance expectations of both the property and the Airport/South Atlanta market, as well as the expected governmental action to acquire the property.

     The property is part of the approximately 17.1 million square foot Service and Distribution sectors of the Atlanta Airport/South Atlanta submarket which represents approximately 12% of Atlanta's total service and distribution space. This sector of the submarket absorbed around 460,000 square feet during the first nine calendar months of 1996 as it captured around 22% of Atlanta's Service and Distribution absorption. Vacancy in the submarket increased to approximately 10% from the previous year's 7%. In general, the distribution sector is substantially outperforming the Service Sector, which experienced a significantly smaller net increase in absorption. Airport Perimeter competes in both sectors. Absorption for both of these submarkets is expected to continue to be positive, primarily from expansion by existing tenants. For this reason, more speculative projects for this submarket are expected. Net effective rental rates for Class B space such as Airport Perimeter remained around last year's range of $3.25 to $3.75 per square foot, including taxes, insurance and utilities.

     Airport Perimeter Business Center gained four new tenants totaling approximately 14,500 square feet, renewed four tenants totaling approximately 28,100 square feet, and lost four tenants that did not renew for a total of approximately 25,700 square feet. This resulted in a net decrease in leased space of approximately 11,200 square feet. Thus, the property decreased to a level of 71% leased at fiscal year end, versus 80% at the end of the prior fiscal year. However, the property is experiencing a good level of activity from prospective tenants, making it possible that occupancy will increase in 1997.

     Montgomery Executive Center (Gaithersburg, Maryland)

     This property consists of a six-story office building containing 116,300 square feet and is situated on 4.1 acres of land in the City of Gaithersburg, Maryland, 19 miles northwest of Washington, D.C. Montgomery Executive Center, whose tenants are principally engaged in providing services to the local business community, is located at the intersection of two major thoroughfares with direct access to Interstate 270, which in turn provides access to the Capital Beltway and the Washington metropolitan area.

     As of September 30, 1996, this property was 68% leased which was up 1 percentage point from last year. Two new leases totaling approximately 4,700 square feet were signed while renewals and expansions combined to total approximately 9,200 square feet on four separate transactions. Leases with tenants covering almost 6,300 square feet of occupancy lapsed due to tenant credit problems. The net impact of this activity was an increase in occupancy totaling approximately 700 square feet.

     Montgomery Executive Center is in the Gaithersburg submarket and competes with 80 buildings totaling approximately 4.0 million square feet; it is part of a suburban office building market extending in both directions along Interstate 270, including the communities of Germantown to the north and Rockville to the south. The Gaithersburg submarket's net absorption for the first three quarters of calendar 1996 was approximately 116,000 square feet. This level of absorption is less than the prior year's level of 140,000 square feet. The current vacancy rate in the submarket has fallen slightly to its current 16% level. Asking rental rates increased modestly during the year indicating that leasing momentum may be increasing in the marketplace and a further decline in vacancy may be on the horizon. Helping to support this is the fact that submarkets closer to Washington D.C. have little vacancy, and current market rents in Gaithersburg do not support new construction. Rates range from $16.00 per square foot including taxes, insurance, and operating expenses ("gross") for Class B space to $18.50 gross for Class A space. Montgomery Executive Center is generally considered to be among the best Class B space in the market and should begin to benefit from improving market conditions should they persist.


     Consistent with its goal of positioning properties for sale, the Partnership is endeavoring to procure creditworthy tenants in the 5,000 to 20,000 square feet range for Montgomery Executive Center. As part of this strategy the Partnership has arranged to make an entire floor, constituting 19% of the space in the building available for lease by such tenants.
     While no such leases had been procured as of the end of the fiscal year, the property is continuing to receive interest from prospective tenants.


     Royal Biltmore (Phoenix, Arizona)

     This property consists of a two story, garden style office building containing 71,000 rentable square feet and a parking garage containing 48,000 square feet. It is situated on 2.9 acres of land in the East Camelback Road Corridor ("Camelback Corridor") of Phoenix, Arizona. This area of Phoenix has benefited from the improved economic conditions in the region and the corresponding increase in demand for office space near executive housing. These factors have generated a great deal of investor interest in office properties in the Camelback Corridor causing values to rise. Accordingly, the Partnership marketed the property for sale during fiscal 1996, and anticipates that a sale will occur in fiscal 1997.

     With the expansion of two tenants totaling 3,516 square feet, the property experienced only a two percentage point decline in occupancy over the past fiscal year. This decline in occupancy reflects the termination of one tenant and the Partnership's decision to market the vacant space at the best possible rate as space in the marketplace has continued to become increasingly scarce.

     The Camelback Corridor office submarket contains approximately 5.8 million square feet of office space and demand has accelerated; positive net absorption during the first six months of the 1996 calendar year of approximately 200,000 square feet has been recorded. This positive net absorption has reduced the market vacancy to approximately 6% as of June 30, 1996. Effective rents have risen sharply. Gross office rents in the market for better Class B space, such as Royal Biltmore, are currently stabilized in the $16.00 to $19.00 per square foot per year range, including taxes, insurance, and utilities versus a range of $13.00 to $19.00 per square foot the previous year.


     Springdale Commerce Center (Santa Fe Springs, California)

     Springdale Commerce Center consists of two multi-tenant industrial/warehouse, distribution buildings, containing 144,000 square feet on 6.9 acres of land. It is located in the city of Santa Fe Springs, California, 13 miles southeast of downtown Los Angeles. Because of its central location, Santa Fe Springs is one of the primary industrial centers in the area with excellent access to major shipping routes.

     Springdale Commerce Center was 100% occupied as of September 30, 1996, unchanged from the prior year s level. The two leases which matured during the year (32,400 square feet) were renewed. One tenant will be vacating 12,000 square feet as of the first fiscal quarter of 1997.

     The Santa Fe Springs submarket, of which the property is a part, is one of four major warehouse distribution centers in the greater Los Angeles basin It represents over one-half of the Mid-Counties market which comprises approximately 99 million square feet of industrial space in parts of Los Angeles and Orange Counties. The Santa Fe Springs submarket consists primarily of small and medium sized, "master planned", business parks with a number of pockets containing older warehouse facilities. Most of the area was fully developed by the 1970's, and no new buildings have been constructed recently. The current vacancy level has remained unchanged from the previous year at approximately 6% in the Mid-Counties market, a figure which essentially represents temporary vacancies as tenants move between projects, rather than a lack of demand. Demand appears to be increasing, as reflected by significant decreases in concessions to tenants.

     There are at least eight projects directly competitive to Springdale Commerce Center ranging in size from 12,000 square feet to just over 100,000 square feet. Class B rates in the market are being quoted in the range of $4.08 to $4.80 per square foot, versus $3.55 to $4.20 per square foot quoted last year, including taxes, insurance, and utilities, with one month of free rent for a three to five year lease term. Tenant improvement allowances are ranging from $.50 to $2.00 per square foot. With vacancy levels at their lowest point during the last several years, further upward pressure on rentals can be expected.

     Van Buren Industrial Center (Phoenix, Arizona)

     Van Buren Industrial Center consists of five multi-tenant industrial warehouse/distribution buildings, containing 174,000 square feet, situated on 9 acres of land, ten minutes from central Phoenix and 20 minutes from the principal Phoenix airport. In fiscal 1996, the Partnership recorded a valuation allowance in connection with Van Buren of $229,000, to reflect the property's estimated fair value less anticipated selling costs, as a result of the Partnership's decision to market this property for sale.

     Van Buren Industrial Center was 92% leased as of September 30, 1996, equal to 1995's level. Leasing activity during the year consisted of 7,244 square feet of new tenancy and 14,575 square feet of renewals which offset 21,819 square feet of expirations.

     Van Buren Industrial Center is located in the Southwest submarket of Phoenix metro industrial market. The property's occupancy level is comparable to the approximately 95% average occupancy level for 8 directly competitive multi-tenant projects representing 1.2 million square feet of warehouse, distribution space. The current total Southwest submarket vacancy rate of 15% has remained relatively flat compared to the prior year reflecting stability in the Phoenix area economy. Market rents have stabilized to a range of $3.36 to $4.08 per square foot also reflecting little change from the prior year. Investor interest in industrial space remains high and the continued improvement in the Phoenix area markets has drawn considerable attention and put upward pressure on values. Accordingly, the Partnership began marketing the property for sale during fiscal 1996 and anticipates that a sale will occur in fiscal 1997.

     The Business Park (Gwinnett County, Georgia)

     The Business Park is located in Gwinnett County, Georgia, approximately 17 miles northeast of downtown Atlanta. The Business Park consists of eight multi-tenant office/warehouse buildings, containing just over 157,000 square feet, situated on 13 acres of land. It is located in a suburban area known as the "Peachtree Corridor", which contains a wide selection of business facilities and homes in a park-like setting. In fiscal 1996, the Partnership recorded a provision for value impairment in connection with the Business Park of $1,322,000. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of The Business Park through future operations and sale. This determination was based primarily upon lower anticipated total cash flow as a result of the Partnership's decision to dispose of its operating properties by the end of 1998, as well as current market conditions and future performance expectations of both the property and the Atlanta office/warehouse market.

     As of September 30, 1996, The Business Park was 97% leased. The property experienced a five percentage point increase in occupancy during the year primarily due to leases to twelve new tenants totaling 35,100 square feet. Additionally, seven tenants renewed totaling 31,500 square feet. Eleven tenants totaling 28,200 square feet vacated upon expiration.

     The Peachtree Corridor is part of the Gwinnett/I-85 Corridor submarket of Atlanta, which contains approximately 9.9 million of service center space and makes up The Business Park's competitive area. Activity marketwide has remained flat with net absorption during the first nine months of calendar 1996 totaling a negative 10,000 square feet. Net absorption in this market is expected to remain flat as build to suit and speculative construction of distribution buildings, which began in 1994, is expected to continue. Net effective rents in the market for Class A space such as The Business Park have increased to $6.00 a square foot, up dramatically from 1995's level.


     Newport Center  Business Park, Buildings 1 and 2 (Deerfield Beach, Florida)

     This property consists of two multi-tenant office/light industrial buildings containing just over 62,000 square feet, and is situated on approximately 5.9 acres of land. Newport Center is located in the city of Deerfield Beach, Florida, immediately south of Palm Beach County and the City of Boca Raton. It is part of the Newport Center Business Park, a 119 acre development which includes research and development facilities, warehousing, and corporate offices as well as two hotels. In fiscal 1996, the Partnership recorded a provision for value impairment in connection with Newport Center of $822,000. The General Partner determined that this adjustment was a prudent course of action based upon the uncertainty of the Partnership's ability to recover the net carrying value of Newport Center through future operations and sale. This determination was based primarily upon lower anticipated total cash flow as a result of the Partnership's decision to dispose of its operating properties by the end of 1998, as well as current market conditions and future performance expectations of both the property and the South Florida multi-tenant office/light industrial market.

     As of September 30, 1996, this property remained 93% leased, as it was at September 30, 1995. This is primarily due to the signing of eight new tenants totaling 22,400 square feet and the renewal of five tenants totaling 8,900 square feet. Offsetting these gains was the loss of seven tenants totaling 18,300 square feet that vacated after their leases expired and two tenants totaling 4,100 square feet who departed as a result of financial difficulties.

     Newport Center compares favorably to its competition in the Boca Raton submarket of the South Florida market. This submarket contains approximately 5.4 million square feet of office and flex-space, approximately 9% of which is vacant as of September 30, 1996, down significantly from the prior year's level of 12%. Net absorption for the first six calendar months of 1996 totaled approximately 192,000 square feet. Over the past year, office/service rents have increased to around $8.00 - $11.00 gross per square foot, $1.00-$2.00 per square foot higher than 1995. Concessions are minimal and "as is" deals are frequently being made on second generation space.

     The Newport Center/Deerfield area is attractive to developers as it is close to I-95 and the Turnpike, and is a good location for covering a tri-county area business. Inexpensive land is being bought up and build-to-suit facilities are being built; additionally, speculative construction is anticipated within the next year.

     Employees

     The Partnership has no employees and, accordingly, the General Partner, LaSalle, and their affiliates perform services on behalf of the Partnership in connection with administering the affairs of the Partnership, and operating and selling the Partnership's properties. The General Partner, LaSalle, and their affiliates receive compensation in connection with these activities, as described above. Compensation to the General Partner and its affiliates and the terms of transactions between the Partnership and the General Partner and its Affiliates are set forth in Items 11. and 13. below, to which reference is made for a description of those terms and the transactions involved.




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


     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     PART II

     Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

     At November 19, 1996, there were 17,730 Limited Partners. The Partnership will not redeem or repurchase the Units. There is no public trading market for the Units. However, commencing in the last quarter of fiscal 1996, three bidders. none of whom is affiliated with the General Partner or LaSalle, have made tender offers for the Units, at prices of $180, $250, and $298 per Unit. The General Partner is not aware of how many sales have actually occurred at these prices; as of December 6, 1996, sales of 55 Units to the firm making offers at $180 have been presented for processing.

     In 1987 Congress adopted certain rules concerning "publicly traded partnerships". The effect of being classified as a publicly traded partnership would be that income produced by the Partnership would be classified as portfolio income rather than passive income. After December 31, 1997, if the Partnership does not have qualifying income, the Partnership could be taxed as a corporation. On November 29, 1995, the Internal Revenue Service adopted final regulations ("Final Regulations") describing when interests in partnerships will be considered to be publicly traded. The Final Regulations do not take effect with respect to the Partnership until the year 2006. Due to the nature of the Partnership's income and to the historically low volume of transfers of Units, it was not anticipated that the Partnership would be treated as a publicly traded partnership under currently applicable rules and interpretations or under the Final Regulations. However, in the event the transfer of Units presented for transfer within a tax year of the Partnership could cause the Partnership to be treated as a "publicly traded partnership" for federal tax purposes, the General Partner will accept such transfers only after receiving from the transferor or the transferee an opinion of reputable counsel satisfactory to the General Partner that the recognition of such transfers will not cause the Partnership to be treated as a "publicly traded partnership" under the Internal Revenue Code of 1986, as amended. The General Partner is closely monitoring this situation in light of the recent tender offers.


     Cash distributions declared to the Limited Partners during the two most recent fiscal years are as follows:

              Distribution for the                 Amount of
                  Quarter Ended             Distributions per Unit


                  December 31, 1994                 $ 4.00
                  March 31, 1995                    $ 4.00
                  June 30, 1995                     $ 4.00
                  September 30, 1995                $18.00
                  December 31, 1995                 $ 4.75
                  March 31, 1996                    $22.54
                  June 30, 1996                     $ 4.75
                  September 30, 1996                $21.55


     All of the foregoing distributions were paid from cash flows from operating activities with the exception of the distribution for the quarter ended September 30, 1995 which included a distribution of $9.00 per Unit representing previously retained proceeds from the sales of Corporate Square and Dupont Business Park as well as cash flow from operating activities for prior quarters of fiscal 1995, the distribution for the quarter ended March 31, 1996, which included $17.79 per Unit representing the proceeds of the sale of Spring Creek, and the distribution for the quarter ended September 30, 1996, which included $14.55 per Unit of residual proceeds retained from the sale of Dupont Business Park, as well as cash flow from operating activities for prior quarters of fiscal 1996. With the distribution for the quarter ended September 30, 1996, the Partnership has distributed all sales proceeds for transactions through September 30, 1996.

     There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Agreement of Limited Partnership, annexed to the prospectus as Exhibit A thereto. Reference is made to Item 7 below, for a discussion of the Partnership's ability to continue to make future distributions.

     At the end of the 1996 fiscal year, the Partnership conducted its annual formal unit valuation. The valuation of the Partnership's properties was performed by the General Partner, and then reviewed by an independent professional appraiser. The estimated investment value of limited partnership Units resulting from this process is $420 per Unit. After the distribution for the September 1996 quarter representing the residual sales proceeds of Dupont Business Park, and after the distribution of prior quarter operating cash flows, the estimated valuation is $398 per unit. There is no assurance that holders of Units will ultimately receive the exact amount of the estimated Unit value.

     Item 6. Selected Financial Data

     The following table sets forth a summary of the selected financial data for the Partnership.

                              Years Ended September 30,
                    (Dollars in thousands except per-unit amounts)

                        1996            1995         1994

     Assets at year
      end               $38,729        $46,133       $47,844
     Revenues           $ 6,171        $ 6,043       $ 5,993
     Net income (loss)  $(2,603)       $     8       $   165
     Net income (loss)
      per L.P. Unit     $(25.85)       $  0.08       $  1.64
     Cash distributions
     paid to:
      Limited Partners  $ 4,534        $ 1,540       $ 4,440
      General Partner   $   335        $   165       $   286


                         1993          1992

     Assets at year
       end              $52,710        $61,260
     Revenues           $ 6,339        $ 6,542
     Net income (loss)  $(6,610)       $(3,012)
     Net income (loss)
      per L.P. Unit     $(65.65)       $(29.91)
     Cash distribution
      paid to:
      Limited Partners  $ 1,541        $ 3,987
      General Partners  $   171        $   305

     NOTES:

     1. The above financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report.

     2. The figures above for Assets at year end and Net income (loss)include provisions for value impairment and valuation allowances of $3,115 in 1996, $547 in 1995, $7,039 in 1993 and $3,118 in 1992.

     3. The figures above for Net income (loss) per Limited Partnership Unit include $30.94 per Unit attributable to the provisions for value impairment and valuation allowance discussed at Note 2 above in 1996, $5.43 per Unit in 1995, $69.91 per Unit in 1993, and $30.97 per Unit in 1992.


     Distributions declared per unit of limited partnership interest from fiscal 1992 through fiscal 1996 were as follows:

                   Year Ended         Distributions per Unit


               September 30, 1992           $41.00
               September 30, 1993           $16.00
               September 30, 1994           $50.00
               September 30, 1995           $30.00
               September 30, 1996           $53.59

     All of the foregoing distributions were paid from cash flows from operating activities with the exception of the distributions for 1992, which included $21.00 of proceeds from the sale of Dupont, the distributions for 1994, which included $34.00 of proceeds from the sale of Corporate Square, the distributions for 1995, which included $9.00 of proceeds from the sale of Corporate Square and Dupont Business Park, and the distributions for 1996, which included $32.34 of proceeds from the sale of Dupont Business Park and Spring Creek.

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

     The Partnership originally purchased ten properties on an all-cash basis, completing the initial acquisition phase of its business plan, and has sold three property investments - its interest in Dupont and the Corporate Square and Spring Creek properties. The Partnership currently classifies the Royal Biltmore and Van Buren properties as held for sale, at a total carrying value of $8,965,000. The initial cost of the Partnership's remaining real estate investments was $45,672,000. Subsequent to acquisition of the properties, the Partnership has incurred $5,190,000 in additional capital costs for these properties. The Partnership has also recorded provisions for value impairments, and valuation in connection with these properties totalling $4,404,000. In accordance with Statement of Financial Accounting Standards No. 121, which was adopted in fiscal 1996, the Partnership reduced the historical cost of its permanently impaired real estate investments by the amount of those properties' accumulated depreciation ($10,111,000) to properly reflect their new basis.
     Accumulated depreciation and amortization after this reclassification equals $9,519,000. Therefore, investment in real estate for financial reporting purposes including properties held for sale, after accumulated depreciation, amortization and valuation allowances, is $35,793,000 as of September 30, 1996.

     The Partnership expects to incur capital expenditures during fiscal 1997 totaling approximately $1,544,000 for tenant improvements, lease commissions, and other major repairs and improvements; the majority of these expenditures are dependent on the execution of leases with new and renewing tenants. These capital costs have been lower in recent years, as market conditions have improved, resulting in lower tenant improvement and leasing commission costs. In addition, improved tenant credit quality has led to lower turnover, which also results in lower costs. However, the Partnership's business plan now calls for the disposition of all of its real estate investments by the end of 1998. In order to strategically position the properties for sale, the Partnership will place greater emphasis on entering into longer-term leases with creditworthy tenants. This strategy is likely to result in higher leasing commission and tenant improvement costs, but should result in higher sales prices for the properties than would otherwise be the case.

     The Partnership maintains cash balances to fund its operating and investing activities including the costs of tenant improvements and leasing commissions, costs which must be disbursed prior to the collection of any resultant revenues. The General Partner believes that year-end cash balances and cash generated from operating activities in 1997 will be adequate to fund the Partnership's current investing and operating needs. In fiscal 1997, management will determine cash distributions from operations each quarter based on net cash flows for the quarter, money needed to operate the properties and pay Partnership expenses, and anticipated capital needed to repair and maintain the properties and make occupancy related tenant improvements.

     As of September 30, 1996, the Partnership held cash and cash equivalents aggregating $2,290,000, a decrease of $542,000 from the prior year end. This decrease resulted primarily because of the retention of operating cash flows during the 1995 fiscal year, substantially all of which were distributed after fiscal year-end, and the higher quarterly distributions paid in 1996. Net cash provided by operating activities increased by $219,000 from 1995, primarily due to improved operating results (exclusive of property valuation adjustments). Net cash provided by investing activities increased by $2,174,000, primarily because the Partnership received the proceeds of the Spring Creek sale in 1996, and did not sell a property in 1995, and made fewer capital expenditures in 1996. Cash used in financing activities increased by $3,164,000, reflecting the higher distributions during the current year. Two million seventy-eight thousand dollars was subsequently distributed to partners in November, 1996.

     Operations

     1996 v. 1995

     For the 12 months ended September 30, 1996, the Partnership's net income declined 8% from the prior year, excluding the effects of property writedowns. Impairments recorded for The Business Park, Airport Perimeter, and Newport Center, plus a valuation allowance at Van Buren, net of a recovery in Spring Creek's value recorded prior to its disposition, totaled $3,115,000. This net charge was offset to a limited extent by lower depreciation associated with properties held for sale. Excluding the effect of these adjustments, the Partnership had net income of $512,000 for 1996 versus net income of $555,000 for 1995. After the declines in property values, the Partnership reported a net loss of $2,603,000 in 1996 compared with net income of $8,000 in 1995.

     At the property operating level, the higher average leased status at The Business Park as well as increased rental rates at Royal Biltmore and Newport Center had a positive effect on revenues. This more than offset the effect on rental income of a decline in the average leased status at Montgomery Executive Center and of the absence of revenues from Spring Creek since its sale in April 1996.

     While the leased status at Airport Perimeter declined by nine percentage points over the course of the year, its average leased status and contribution to income from operations was up slightly. Based on recent communications with the Hartsfield International Airport Acquisition Office, it appears that the Atlanta Airport will be expanded and that the Partnership will be forced, through condemnation proceedings, to sell this property within the next 12 to 24 months. Because of the uncertainty surrounding the condemnation, management does not believe it is currently in the Partnership's best interests to put the property on the market for sale. While leases on 31% of the space at Airport Perimeter expire in fiscal 1997, leasing activity in the submarket is positive, and the property is receiving attention from prospective tenants. Management does not anticipate any additional value impairments on this property next year, so there is a reasonable possibility that Airport Perimeter will make an improved contribution to portfolio results in fiscal 1997.

     The impact of Montgomery Executive Center's poor revenue performance was exacerbated by an increase in bad debt expense plus associated legal fees and depreciation resulting from the write-off of tenant improvements, primarily for those tenants who were credit problems and vacated prior to their lease expirations. Management's plan is to pursue leases with larger users with sound credit in support of the Partnership's disposition strategy.

     Leases representing 26% of the portfolio's leasable square footage are scheduled to expire in fiscal 1997. These leases represented approximately 21% of the portfolio's rental income for fiscal 1996. This amount of potential lease turnover is normal for the types of properties in the portfolio, which typically lease to tenants under three to five year leases. The overall portfolio occupancy was 89% as of the end of fiscal 1996. Management anticipates that occupancy levels will improve in fiscal 1997. In most markets, newer leases are generally expected to reflect level to higher market rental rates in comparison to the rates of expiring leases. However, the Partnership's strategy, as discussed above, of seeking to enter into longer-term leases with creditworthy tenants may moderate this effect to some extent.


     As discussed in Item 1. above, Montgomery Executive Center accounted for 24% of the Partnership's revenue from operating activities in fiscal 1996. Leases covering 12% of the space in this property expire in 1997, and the property is 32% vacant as of September 30, 1996. The Partnership expects that rents ultimately obtained on this space will in some cases be slightly lower than that received under the previous leases, which were executed several years ago in stronger markets. Expenditures for tenant improvement work are anticipated in connection with any new leases. The Partnership anticipates that approximately half the vacant space will be leased during fiscal 1997. Thus, revenues from Montgomery Executive Center are anticipated to decrease somewhat in the short term, but this decrease is not expected to have a material effect on total partnership revenue.

     Also as noted in Item 1. above, The Business Park provided 19% of the Partnership's revenue from operations in fiscal 1996. This property did well in renewing tenants whose leases expired in 1996, as well as attracting new tenants, and conditions in its competitive market are expected to continue to remain favorable. Thus, even though leases covering 33% of the space in this property expire in fiscal 1997, the Partnership does not expect operations at this property to have any material adverse effect on total partnership revenue in 1997.

     Finally, Royal Biltmore provided 16% of the Partnership's revenue from operations in 1996. The Partnership expects to sell this property early in 1997, which it anticipates will result in a reduction in revenue and net income, as well as a distribution of net sales proceeds, a natural progression as the Partnership liquidates its portfolio.

     1995 v. 1994

     Rental income from properties owned during all of fiscal 1995 was up $317,000 over 1994, and expenses, excluding the effect of the Corporate Square sale and valuation adjustments, were down $62,000. Without the adjustments, net income from these properties' operations would have increased by $379,000 over 1994 to $555,000. Corporate Square, which was sold in January 1994, contributed $264,000 to rental income and $234,000 to net income in fiscal 1994 and nothing in 1995. In addition, the carrying values of three properties still owned declined a total of $547,000. At Airport Perimeter, an initial permanent value impairment of $189,000 was recorded, while at the Business Park there was permanent impairment of $165,000 in addition to $860,000 of impairment recorded in 1993 and 1994. Spring Creek, which the Partnership was trying to sell, incurred a net downward valuation adjustment of $193,000. (This property had previously recorded $489,000 of permanent impairment in 1992, and a total of $1,244,000 of net valuation allowances in 1993 and 1994.)

     The biggest gain in rental income from the current portfolio of properties was experienced by Royal Biltmore, whose average leased status was up from 91% in fiscal 1994 to 98% in 1995, resulting in $123,000 of additional income. The Business Park, Springdale, and Newport Center also experienced higher leased levels, while rental rates being paid by new tenants at the first two properties were also up over those in prior leases.

     Bad debt expense was down or flat for all properties in 1995 relative to 1994, with Montgomery and Newport Center showing the greatest improvement in tenant credit quality. Savings in this property operating expense category, excluding Corporate Square, totaled $71,000, and repairs and maintenance costs at Montgomery declined by $44,000 relative to 1994. Increased tax assessments at The Business Park and Royal Biltmore more than offset the absence of taxes for Corporate Square, pushing real estate taxes higher. Excluding the effect of Corporate Square, depreciation on continuing properties remained flat. There were significant fluctuations on several properties (Newport Center down $120,000, Van Buren up $56,000,

     Montgomery Executive Center up $48,000, and Airport Perimeter up $17,000) resulting from variations in the write off of tenant improvements for vacating and expiring leases.


     Reconciliation of Financial and Tax Results

     For 1996, the Partnership's financial statement net loss was $2,603,000, and its taxable net loss was $632,000. The primary differences between the two are allowances for property valuations of $3,115,000, and a tax basis loss on the sale of Spring Creek of $1,296,000. For 1995, the Partnership's financial statement net income was $8,000, and its taxable net income was $613,000. The primary difference between the two was allowances for property valuation of $547,000. For 1994, the Partnership's financial statement net income was $165,000, and its taxable net loss was $2,938,000. The primary difference between the two was the net loss for tax purposes of $3,133,000 resulting from the sale of the Corporate Square property. For complete reconciliations, see Note 7 to the Partnership's financial statements, which note is hereby incorporated by reference herein.

     Item 8. Financial Statements and Supplementary Data

     The financial statements together with the report thereon of KPMG Peat Marwick LLP dated October 23, 1996, appearing on pages 5 through 13 of the Partnership's 1996 Annual Report to Limited Partners are incorporated by reference in this Form 10-K Annual Report. Financial Statement Schedule III, Consolidated Real Estate and Accumulated Depreciation, is filed as
     Exhibit 99(c) to this Form 10-K Annual Report, and is hereby incorporated by reference herein. All other schedules are omitted either because the required information is not applicable or because the information is shown in the financial statements or notes thereto.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                       PART III

     Item 10. Directors and Executive Officers of the Registrant

     The General Partner of the Partnership is T. Rowe Price Realty Income Fund I Management, Inc., ("Fund I Management"), 100 East Pratt Street, Baltimore, Maryland 21202. The General Partner has the primary responsibility for overseeing the selection, evaluation, structuring, negotiation, management, and liquidation of the Partnership's investments as well as the cash management of the Partnership's liquid assets and the administration of investor services of the Partnership including general communications, periodic reports and distributions to Limited Partners, and filings with the Securities and Exchange Commission. Fund I Management is a wholly-owned subsidiary of T. Rowe Price Real Estate Group, Inc. ("Real Estate Group"), which is, in turn, a wholly-owned subsidiary of T. Rowe Price Associates, Inc. ("Associates"). Affiliates of the General Partner,

     T. Rowe Price Realty Income Fund II Management, Inc. ("Fund II Management"), T. Rowe Price Realty Income Fund III Management, Inc. ("Fund III Management"), and T. Rowe Price Realty Income Fund IV Management, Inc. ("Fund IV Management") are the General Partners of other real estate limited partnerships sponsored by Associates. Real Estate Group, which is also an affiliate, is investment manager to T. Rowe Price Renaissance Fund, Ltd., A Sales-Commission-Free Real Estate Investment ("Renaissance Fund"), a real estate investment trust sponsored by Associates. Total assets under management by Associates and its subsidiaries totalled $93 billion at November 30, 1996.

     The directors and executive officers of Fund I Management are as follows:

                                      Position with T. Rowe Price
                     Name             Realty Income Fund I Management, Inc.

              James S. Riepe          Chairman of the Board, President, also
                                      Principal Executive Officer for the
                                      Partnership
              Douglas O. Hickman      Vice President and Director
              Henry H. Hopkins        Vice President and Director
              Lucy B. Robins          Vice President and Secretary
              Mark B. Ruhe            Vice President
              Kenneth J. Rutherford   Vice President
              Alvin M. Younger, Jr.   Treasurer and Director
              Joseph P. Croteau       Controller and Director, also Principal
                                      Financial Officer and Chief Accounting
                                      Officer for the Partnership



     Mr. Riepe was elected President in July, 1991. Ms. Robins was first elected to her current offices in April, 1987, and Mr. Ruhe was first elected in May, 1988. Mr. Hopkins was first elected a director in January, 1987. Mr. Croteau was first elected as Controller in May, 1988, as a Director in 1996, and designated as Principal Financial Officer for the Partnership in 1992. Mr. Rutherford was first elected an officer in 1994. In all other cases these individuals have served in these capacities since the inception of Fund I Management in 1984. There is no family relationship among the foregoing directors or officers.

     The background and business experience of the foregoing individuals is as follows:


              James S. Riepe (Born 1943) is Managing Director and Director, T. Rowe Price Associates, Inc. ("Associates") and Director of its Investment Services Division; President and Chairman of Real Estate Group and each of the general partners of T. Rowe Price Realty Income Fund I, A No-Load Limited Partnership, T. Rowe Price Realty Income Fund II, America's Sales-Commission-Free Real Estate Limited Partnership, T. Rowe Price Realty Income Fund III, America's Sales-Commission-Free Real Estate Limited Partnership, and T. Rowe Price Realty Income Fund IV, America's Sales-Commission-Free Real Estate Limited Partnership (the "Realty Income Funds"); serves as director or trustee of 37 of the 42 mutual funds sponsored by Associates, and acts as Chairman of 6 such funds; Chairman of New Age Media Fund; Director, Rh ne-Poulenc Rorer, Inc., a pharmaceuticals company. Mr. Riepe joined Associates in 1982.

              Douglas O. Hickman (Born 1949) is President of T. Rowe Price Threshold Fund Associates, Inc. and a Vice President of Associates. He is also a Vice President and Director of each of the general partners of the Realty Income Funds and serves as a member of the investment committees for the T. Rowe Price Threshold Funds. Mr. Hickman joined Associates in 1985.

              Henry H. Hopkins (Born 1942) is a Managing Director, Director, and Legal Counsel of Associates. In addition, Mr. Hopkins is Vice President and Director of each of the general partners of the Realty Income Funds. He is also a Vice President of certain of the mutual funds managed by Associates. Mr. Hopkins joined Associates in 1972.

              Lucy B. Robins (Born 1952) is Vice President and Associate Legal Counsel of Associates and Vice President of Real Estate Group, and each of the general partners of the Realty Income Funds. Ms. Robins joined Associates in 1986.

              Mark B. Ruhe (Born 1954) is an Asset Manager for Real Estate Group, and Vice President of the Real Estate Group and each of the general partners of the Realty Income Funds. Mr. Ruhe joined Associates in 1987.

              Alvin M. Younger, Jr. (Born 1949) is Treasurer and Director of each of the general partners of the Realty Income Funds and a Managing Director, Secretary and Treasurer of Associates, and Secretary and Treasurer of Real Estate Group. Mr. Younger joined Associates in 1973.

              Kenneth J. Rutherford   (Born 1963) is Marketing Manager for
     Associates and Vice President of each of the general partners of the Realty Income Funds. Mr. Rutherford joined Associates in 1992. From 1990 to 1992 he was a student at the Stanford Graduate School of Business.

              Joseph P. Croteau (Born 1954) is a Vice President and Controller of Associates, and Controller of each of the general partners of the Realty Income Funds. Mr. Croteau joined Associates in 1987.


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

     The percentage of outstanding interests of the Partnership held by all directors and officers of the General Partner is less than 1%. Certain officers and/or directors of the General Partner presently own securities in Associates. As of November 15, 1996, the directors and officers of the General Partner, as a group, beneficially owned 4.9% of the common stock of Associates, including options to purchase 404,956 shares exercisable within 60 days of November 15, 1996, and shares as to which voting power is shared with others. Of this amount, Mr. Riepe owned 2.4% of such stock (1,393,478 shares, including 114,400 shares which may currently be acquired by Mr. Riepe upon the exercise of stock options, 140,000 shares held in trusts for members of Mr. Riepe's family as to which Mr. Riepe disclaims beneficial ownership, 40,000 shares owned by a member of Mr. Riepe's family as to which Mr. Riepe disclaims beneficial ownership, and 82,000 shares held in a charitable foundation of which Mr. Riepe is a trustee and as to which Mr. Riepe has voting and disposition power). Mr. Hopkins owned 1.1% (646,800 shares, including 120,800 shares which may be acquired by Mr. Hopkins upon the exercise of stock options within 60 days). Mr. Younger owned 1.0% (575,000 shares, including 28,000 shares which may be acquired by Mr. Younger upon the exercise of stock options within 60 days, and 25,000 held by a member of Mr. Younger's family). No other director or officer owns 1% or more of the common stock of Associates.

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

     The General Partner has been reimbursed for expenses incurred by it in the administration of the Partnership and the operation of the Partnership's investments, which amounted to $162,000 in fiscal 1996 ($123,000 in fiscal
     1995). The General Partner's share of cash distributions declared for fiscal 1996 was $336,000, of which $214,000 was distributable cash, and $122,000 was sales proceeds, and for 1995 was $245,000, of which $211,000 was distributable cash and $34,000 was sales proceeds. Another affiliate,
     T. Rowe Price Associates, Inc., earned $4,000 for cash management services rendered in 1996.

     PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)     The following documents are filed as part of this report:
                                                                        PAGES IN
                                                                          ANNUAL
                                                                          REPORT
             (1) Financial Statements:

     Incorporated by reference from the indicated pages of the Partnership's 1996 Annual Report to Limited Partners.

                 Balance Sheets at September 30, 1996 and 1995                 5
                 Statements of Operations for each of the
                   three years in the period ended September 30, 1996          6
                 Statements of Partners' Capital for each of the
                   three years in the period ended September 30, 1996          7
                 Statements of Cash Flows for each of the
                   three years in the period ended December 31, 1996           8
                 Notes to Financial Statements                              9-12

     Independent Auditors' Report - Incorporated by reference to Exhibit 99(d) hereof.

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

                  13. Annual Report for fiscal 1996, distributed to Limited Partners on or about November 25, 1996.

                  27.     Financial Data Schedule


                  99.     (a)    Pages 7-11, 19-29 and 36-50 of the Prospectus
                                 of the Partnership dated December 7, 1984, incorporated by reference to Exhibit 99(a)of the registrant's report on Form 10-K for the year ended September 30, 1994, File Number 0-
                                 14308.

                          (b) Real Estate Investments, incorporated by reference from page 2 of the Partnership's 1996 Annual Report to Limited Partners.

                          (c) Financial Statement Schedule III - Consolidated Real Estate and Accumulated Depreciation.

                          (d)    Report of  KPMG Peat Marwick LLP  dated October
     23, 1996 regarding the financial statements of the Partnership.

     (b)      Reports on Form 8-K

              Report on Form 8-K dated November 1, 1996, setting forth the estimated Unit value as of September 30, 1996.

                                      SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities


     Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Dated:  December 23, 1996           T. ROWE PRICE REALTY INCOME FUND I,
                                         A NO-LOAD LIMITED PARTNERSHIP



                                         By:   T. Rowe Price Realty Income Fund
                                               I   Management,   Inc.,   General
                                               Partner



                                               /s/ James S. Riepe
                                               By: James S. Riepe,
                                                   President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



     /s/ James S. Riepe                  Date:  December 23, 1996
     James S. Riepe
     Director, Chairman of the
     Board and President
     T. Rowe Price Realty Income Fund I
     Management, Inc.,
     Principal Executive Officer
     for the Partnership


     /s/ Henry H. Hopkins                Date:  December 23, 1996
     Henry H. Hopkins,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.



     /s/ Douglas O. Hickman              Date:  December 11, 1996
     Douglas O. Hickman,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I









     Management, Inc.

     /s/ Alvin M. Younger, Jr.           Date:  December 10, 1996
     Alvin M. Younger, Jr.,
     Director and Treasurer,
     T. Rowe Price Realty Income
     Fund I Management, Inc.


     /s/ Joseph P. Croteau               Date:  December 23, 1996
     Joseph P. Croteau,
     Controller, Director and Principal Financial and Chief Accounting Officer for the Partnership