Form 10-K/A
period 1996-09-30
PRICE T ROWE REALTY INCOME FUND I
filed 1997-01-23
CIK 752743

     THE PURPOSE OF THIS AMENDMENT IS TO FILE THIS REPORT IN A MANNER WHICH WILL CAUSE THE BODY OF THE REPORT TO BE INCLUDED IN THE EDGAR SYSTEM.

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

     Dated:  January 23, 1997            T. ROWE PRICE REALTY INCOME FUND I,
                                         A NO-LOAD LIMITED PARTNERSHIP



                                         By:   T. Rowe Price Realty Income Fund
                                               I   Management,   Inc.,   General
                                               Partner



                                               /s/ James S. Riepe
                                               By: James S. Riepe,
                                                   President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the dates indicated:



     /s/ James S. Riepe                  Date:  January 23, 1997
     James S. Riepe
     Director, Chairman of the
     Board and President
     T. Rowe Price Realty Income Fund I
     Management, Inc.,
     Principal Executive Officer
     for the Partnership


     /s/ Henry H. Hopkins                Date:  January 23, 1997
     Henry H. Hopkins,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.



     /s/ Douglas O. Hickman              Date:  January 23, 1997
     Douglas O. Hickman,
     Director and Vice President,
     T. Rowe Price Realty Income Fund I
     Management, Inc.

     /s/ Alvin M. Younger, Jr.           Date:  January 23, 1997
     Alvin M. Younger, Jr.,
     Director and Treasurer,
     T. Rowe Price Realty Income
     Fund I Management, Inc.


     /s/ Joseph P. Croteau               Date:  January 23, 1997
     Joseph P. Croteau,
     Controller, Director and Principal Financial and Chief Accounting Officer for the Partnership