Form 10-Q
period 1996-12-31
PRICE T ROWE REALTY INCOME FUND I
filed 1997-02-14
CIK 752743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

The Partnership's liquidity and capital resources and its results of operations are discussed in the Chairman's letter to partners on pages 1-3 of Exhibit 19 hereto, the Partnership's Quarterly Report to Security-Holders, which letter is hereby incorporated by reference herein.

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


                        T. ROWE PRICE REALTY INCOME FUND I,
                        A NO-LOAD LIMITED PARTNERSHIP



                        By:  T. Rowe Price Realty Income Fund I
                             Management, Inc., General Partner




Date: February 14, 1997           By:  /s/Kenneth J. Rutherford
                                       Kenneth J. Rutherford
                                       Vice President





Date: February 14, 1997           By:  /s/Joseph P. Croteau
                             Joseph P. Croteau
                             Controller, Director and
                             Principal Financial Officer
                             for the Partnership

The Quarterly Report to Limited Partners for the Quarter ended
December 31, 1996 should be inserted here.


QUARTERLY REPORT
FOR THE PERIOD ENDED
DECEMBER 31, 1996

FELLOW PARTNERS:

In our annual report for the fiscal year ended September 30, 1996, we notified you that the estimated unit value of the Fund had increased 4.7% over the comparable valuation the year before. It is worth noting this again in light of the tender offers many of you have received, all at a substantial discount to our estimated valuation.
      While we cannot assure that you will ultimately receive the exact amount of the estimated unit value, we believe our valuation process has been sound, and we want you to be as well-informed as possible about the value of your investment. Our objective is to supply you with the information you need to make the best decisions based on your particular circumstances.
      We also mentioned in our last report that the amount of your future distributions will be influenced more by property dispositions than by operations. Our primary focus at this time is shifting from the production of income to the strategic positioning of Fund properties to maximize potential sales proceeds. Therefore, we expect future distributions from operations to decrease and distributions from property sales to become increasingly significant.

Disposition Update

On January 14, 1997, after the close of the reporting period, we executed a purchase and sale agreement for Royal Biltmore, and the buyer is currently undertaking a due diligence investigation. There is no assurance that it will be completed satisfactorily, but if it is, the sale could close by the end of April.
      Van Buren has also attracted buyer interest, but we cannot determine at this time when a sale will be consummated.
      We will, of course, update you on these pending property dispositions in our next quarterly report.

Cash Distributions

For the first fiscal quarter ended December 31, 1996, the distribution from operations was $1.00 per unit. Beginning this fiscal year, distributions will be determined each quarter, based on cash flows, anticipated capital requirements, and the status of property dispositions.

Results of Operations

For the three months ended December 31, 1996, the Fund's net income was $307,000, an increase of $169,000 over the same period last year. The slight decline in revenues attributable to the sale of Spring Creek last year was offset to a great extent by rental income from increased occupancy at Business Park and Newport Center, as well as to higher rental rates at Royal Biltmore.
      Fund expenses declined by a more dramatic $184,000 due to two primary factors. As we previously explained, properties held for sale are no longer depreciated, which accounted for approximately $111,000 of the decline in expenses during the quarter. Also, an additional decline of $59,000 was attributable to lower operating expenses at Montgomery due to lower depreciation and bad debt expense. We expect these favorable comparisons to continue throughout the fiscal year.
      At the property level, the average leased status of Fund properties remained unchanged at 89% from the first fiscal quarter last year. We completed renewal and expansion leases at Airport Perimeter covering nearly 20,000 square feet, lifting the leased status of this property five percentage points during the quarter. In December, Delta Airlines reached an agreement with Atlanta Hartsfield International Airport on proposed runway expansion plans. With the largest carrier at the airport in agreement, we hope to have a clearer idea of the impact and timing of these plans on our property.
      New, renewal, and expansion leases covering more than 10% of Fund properties boosted Fund leased status two percentage points overall from the end of the last quarter. This figure includes an increase in leased status at Montgomery in the first fiscal quarter. In our last report, we discussed our policy of focusing on large users with sound credit for the 22,000 square feet of full-floor space. While occupancy at the property was still behind the overall market occupancy rate, leasing activity in this market close to the nation's capital has been rising.
      The increase in the Fund's net cash outflows compared with the first fiscal quarter of 1996 was largely due to the greater cash distributions declared for the fourth fiscal quarter, which were paid in November 1996.

Outlook

We continue to make progress toward the disposition of the Fund's properties during the next two years. Some of you have asked why we are beginning to sell now, just as the market has been exhibiting signs of strengthening.
      Our primary goal is to take advantage of rising property values as the Fund nears the end of its planned lifespan. As real estate markets have been improving during the past few years, we have used the opportunity to capture higher prices for investors.
      As usually happens in improving markets, the turnaround in real estate is broadly encouraging an increasing supply of new properties, which could eventually lead to an oversupply and softer prices down the road. This is normal as the real estate cycle runs its course. While we do not expect a recession in either real estate or the general economy to emerge in the near future, the country's economic expansion is almost six years old and is approaching an advanced stage, by historical measures.
      It is possible that by selling Fund properties during the next few years, we might miss some further advances in real estate values. However, with prices currently rising due to strong tenant and investor demand, supply growing in many markets, and the Fund nearing the end of its planned lifespan, we believe it is prudent to sell into that strength while prices are on the upswing.

Sincerely,

James S. Riepe
Chairman

February 7, 1997

Real Estate Investments (Dollars in thousands)

                                      Average Leased  Contribution
                        Leased Status     Status      to Net Income
                        _____________  _____________  _____________

                Gross                  Three Months   Three Months
              Leasable                     Ended          Ended
Property        Area    December 31,   December 31,   December 31,
Name         (Sq. Ft.)     1996        1995   1996    1995   1996
_________    _________  __________     _____  _____   _____  _____
Airport
Perimeter       121,000      77          72%   74%    $  4   $ 30

Montgomery      116,300      71          73    70      (41)     3

Springdale      144,000     100         100    94       74     68

The Business
  Park          157,200      99          96    99       39     63

Newport
   Center        62,400      99          94    98       41     43
                _______     ___        ____  ____     _____  _____

                600,900      89          87    87      117    207

Held for Sale
  Royal          71,400      96          98    94       40    138
  Biltmore

  Van Buren     173,900      92          92    92       44     97
                _______     ___        ____  ____     _____  _____

                846,200      90          89    89      201    442

Properties Sold       -       -           -     -       38      -

Fund Expenses
  Less Interest
  Income              -       -           -     -     (101)  (135)
                _______     ___         ___  ____     _____  _____

Total           846,200      90%         89%   89%    $138   $307

                       CONDENSED BALANCE SHEETS
                               Unaudited
                            (In thousands)

                                        December 31,  September 30,
                                            1996          1996
                                         ___________  ____________
Assets

Real Estate Property Investments
   Land. . . . . . . . . . . . . . . . .   $   6,759    $   6,759
   Buildings and Improvements. . . . . .      29,807       29,588
                                           _________   __________
                                              36,566       36,347
  Less:  Accumulated Depreciation
  and Amortization . . . . . . . . .      (9,966)     (9,519)
                                      __________  __________
                                          26,600      26,828
  Held for Sale. . . . . . . . . . .       8,961       8,965
                                      __________  __________
                                          35,561      35,793
Cash and Cash Equivalents. . . . . .         501       2,290
Accounts Receivable (less
allowances of $38 and $175). . . . .         178         154
Other Assets . . . . . . . . . . . .         434         492
                                      __________  __________
                                        $ 36,674    $ 38,729
                                      __________  __________
                                      __________  __________

Liabilities and Partners' Capital

Security Deposits and Prepaid
Rents. . . . . . . . . . . . . . . .    $    334    $    418
Accrued Real Estate Taxes. . . . . .          84         231
Accounts Payable and Other Accrued
Expenses . . . . . . . . . . . . . .         213         266
                                      __________  __________
Total Liabilities. . . . . . . . . .         631         915
Partners' Capital. . . . . . . . . .      36,043      37,814
                                      __________  __________
                                        $ 36,674    $ 38,729
                                      __________  __________
                                      __________  __________

See accompanying notes to condensed financial statements.

               CONDENSED STATEMENTS OF OPERATIONS
                            Unaudited
             (In thousands except per-unit amounts)

                                         Three Months Ended
                                            December 31,
                                         1996         1995
                                      __________  __________
Revenues

Rental Income. . . . . . . . . . . .   $   1,467   $   1,480
Interest Income. . . . . . . . . . .          20          22
                                      __________  __________
                                           1,487       1,502
                                      __________   __________
Expenses

Property Operating Expenses. . . . .         455         451
Real Estate Taxes. . . . . . . . . .         109         174
Depreciation and Amortization. . . .         461         616
Partnership Management Expenses. . .         155         123
                                      __________  __________
                                           1,180       1,364
                                      __________  __________
Net Income . . . . . . . . . . . . .   $     307   $     138
                                      __________  __________
                                      __________  __________
Activity per Limited Partnership
Unit

Net Income . . . . . . . . . . . . .   $    3.05   $    1.37
                                      __________  __________
                                      __________  __________
Cash Distributions Declared. . . . .   $    1.00   $    4.75
                                      __________  __________
                                      __________  __________
Units Outstanding. . . . . . . . . .      90,622      90,622
                                      __________  __________
                                      __________  __________

See accompanying notes to condensed financial statements.

            CONDENSED STATEMENT OF PARTNERS' CAPITAL
                            Unaudited
                         (In thousands)

                             General    Limited
                             Partner   Partners      Total
                           __________  _________   _________

Balance,
September 30, 1996 . . . .  $  (4,342)  $ 42,156   $ 37,814
Net Income . . . . . . . .         31        276        307
Cash Distributions . . . .       (125)    (1,953)    (2,078)
                           __________   _________ _________
Balance,
December 31, 1996. . . . .  $  (4,436)   $40,479    $36,043
                            _________  _________  _________
                            _________  _________  _________

See accompanying notes to condensed financial statements.

               CONDENSED STATEMENTS OF CASH FLOWS
                            Unaudited
                         (In thousands)

                                      Three Months Ended
                                         December 31,
                                       1996       1995
                                  ___________ ___________

Cash Flows from Operating
Activities

Net Income . . . . . . . . . . .    $     307   $     138
Adjustments to Reconcile Net
Income to Net Cash
Provided by Operating Activities
  Depreciation and
  Amortization . . . . . . . . .          461         616
  Increase in Accounts Receivable,
  Net of Allowances. . . . . . .          (24)       (163)
  Decrease in Other Assets . . .           58          81
  Decrease in Security Deposits and
  Prepaid Rents. . . . . . . . .          (84)         (1)
  Decrease in Accrued Real
  Estate Taxes . . . . . . . . .         (147)        (69)
  Change in Accounts Payable and
  Other Accrued Expenses . . . .          (53)          5
                                   __________  __________
Net Cash Provided by Operating
Activities . . . . . . . . . . .          518         607

Cash Flows Used in Investing
Activities

Investments in Real Estate . . .         (229)       (196)

Cash Flows Used in Financing
Activities

Cash Distributions . . . . . . .       (2,078)     (1,756)
                                   __________  __________

Cash and Cash Equivalents

Net Decrease during Period . . .       (1,789)     (1,345)
At Beginning of Year . . . . . .        2,290       2,832
                                   __________  __________
At End of Period . . . . . . . .    $     501   $   1,487
                                   __________   __________
                                   __________   __________

See accompanying notes to condensed financial statements.


             NOTES TO CONDENSED FINANCIAL STATEMENTS
                            Unaudited

The unaudited interim condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.
  The unaudited interim financial information contained in the accompanying condensed financial statements should be read in conjunction with the financial statements contained in the fiscal 1996 Annual Report to Partners.

NOTE 1 - TRANSACTIONS WITH RELATED PARTIES

As compensation for services rendered in managing the affairs of the Partnership, the General Partner receives 10% of cash available for distribution from operations and a portion of the proceeds from property dispositions. The General Partner's share of cash available for distribution from operations totaled $10,000 for the first three months of fiscal 1997.
  In accordance with the partnership agreement, certain operating expenses are reimbursable to the General Partner. The General Partner's reimbursement of such expenses totaled $45,000 for communications and administrative services performed on behalf of the Partnership during the first three months of fiscal 1997.
  An affiliate of the General Partner earned a normal and customary fee of $1,000 from the money market mutual funds in which the Partnership made its interim cash investments during the first three months of fiscal 1997.
  LaSalle Advisors Limited Partnership ("LaSalle") is the Partnership's advisor and is compensated for its advisory services directly by the General Partner. LaSalle is reimbursed by the Partnership for certain operating expenses pursuant to its contract with the Partnership to provide real estate advisory, accounting and other related services to the Partnership. LaSalle's reimbursement for such expenses during the first three months of 1997 totaled $38,000.
  The partnership agreement includes provisions limiting the maximum contribution the General Partner can be required to fund upon the dissolution and termination of the Partnership if, at that time, the General Partner's capital account has a negative balance. The maximum contribution is approximately $913,000. If after making such a contribution, the General Partner's capital account still has a negative balance, a reallocation of income equal to the remaining negative balance will be made to the General Partner from the Limited Partners.
  An affiliate of LaSalle earned $60,000 in the first three months of fiscal 1997 for property management fees and leasing commissions on tenant renewals and extensions for several of the Partnership's properties.

NOTE 2 - PROPERTIES HELD FOR SALE

The General Partner is actively marketing the Royal Biltmore and Van Buren properties, the carrying amounts of which are classified as held for sale in the accompanying December 31, 1996, balance sheet. Results of operations for these properties were $236,000 and $83,000 for the three months ended December 31, 1996 and 1995, respectively. Additionally, Spring Creek was sold in April 1996 and contributed $38,000 to the results of operations for the three months ended December 31, 1995.

NOTE 3 - SUBSEQUENT EVENT

The Partnership declared a quarterly cash distribution of $1.00 per unit to Limited Partners of the Partnership as of the close of business on December 31, 1996. The Limited Partners will receive $91,000, and the General Partner will receive $10,000.