Form 10-Q
period 1997-03-31
PRICE T ROWE REALTY INCOME FUND I
filed 1997-05-14
CIK 752743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

    (a)  Exhibits.

         19 - Quarterly Report Furnished to Security-Holders,including Financial
              Statements of the Partnership.

         27 - Financial Data Schedule

    (b)  Reports on Form 8-K

         (1) Report on Form 8-K dated March 10, 1997, filed with the Commission on March 24, 1997, relating to the sale of the Royal Biltmore Property.

         (2) Report on Form 8-K dated April 11, 1997, filed with the Commission on April 14, 1997, relating to the execution of a definitive contract with Glenborough Realty Trust Incorporated.


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


                        T. ROWE PRICE REALTY INCOME FUND I,
                        A NO-LOAD LIMITED PARTNERSHIP



                        By:  T. Rowe Price Realty Income Fund I
                             Management, Inc., General Partner




Date: May 14, 1997           By:  /s/Kenneth J. Rutherford
                                  Kenneth J. Rutherford
                                  Vice President





Date: May 14, 1997           By:  /s/Joseph P. Croteau
                                  Joseph P. Croteau
                                  Controller, Director and
                                  Principal Financial Officer
                                  for the Partnership

The Quarterly Report to Limited Partners for the Quarter ended
March 31, 1997 should be inserted here.