Form 10-Q
period 1997-06-30
PRICE T ROWE REALTY INCOME FUND I
filed 1997-08-13
CIK 752743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

PART II - OTHER INFORMATION

Item 5.  Other Information.

    In May 1997, the Partnership distributed the proceeds of the sale of Royal Biltmore to the Partners. The amount of the distribution was $6,035,000 to the Limited Partners and $251,000 to the General Partner.

    In July 1997, the Partnership distributed the proceeds of the sale of Van Buren to the Partners. The amount of the distribution was $3,836,000 to the Limited Partners and $160,000 to the General Partner.

    The total distribution to the Limited Partners equals
$108.92 per Unit.

    On July 28, 1997, the Partnership began mailing to the Limited Partners a consent solicitation statement seeking their consent to a sale of substantially all of the Partnership's assets to Glenborough Realty Trust Incorporated and to complete the liquidation of the Partnership. The solicitation will expire on September 11, 1997, unless extended.

Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits.

         19 - Quarterly Report Furnished to Security-Holders,including Financial Statements of the Partnership.

         27 - Financial Data Schedule

    (b)  Reports on Form 8-K

         None.

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


                        T. ROWE PRICE REALTY INCOME FUND I,
                        A NO-LOAD LIMITED PARTNERSHIP



                        By:  T. Rowe Price Realty Income Fund I
                             Management, Inc., General Partner




Date: August 14, 1997        By:  /s/ Lucy B. Robins
                             Lucy B. Robins
                             Vice President





Date: August 14, 1997        By:  /s/ Mark S. Finn
                             Mark S. Finn
                             Chief Accounting Officer
                             for the Partnership

The Quarterly Report to Limited Partners for the Quarter ended
June 30, 1997 should be inserted here.